Form 10QSB
period 2006-09-30
SMALL BUSINESS CO
filed 2006-11-22
CIK 1285936

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

THE SMALL BUSINESS COMPANY
(Name of small business issuer in its charter)

55-0808106
(I.R.S. employer identification number)

7140 Calabria Court, Suite B
San Diego, California 92122.
(858) 243-1003

SEC File Number: File No. 000-52184

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,145,334 shares of common stock outstanding as of November 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in The Small Business Company’s latest registration statement filed with the Commission on Form 10-SB.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)
	September 30, 2006	June 30, 2006
		(Audited)
ASSETS

Current Assets
Cash	$958	$19,708
Accounts Receivable	-	1,000

Total Current Assets	958	20,708

Property and Equipment, net	1,088	-

Total Assets	$2,046	$20,708

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$15,000	$-

Total Current Liabilities	15,000	-

Total Liabilities	15,000	-

Stockholders' Equity
Common Stock, authorized 500,000,000 shares, par value $0.0001, issued and outstanding on September 30, 2006 and 2005 is 16,145,334 and 15,960,334 respectively	1,615	1,605

Additional Paid-in Capital	399,685	374,695

Subscriptions Receivable	100,000	75,000

Deficit Accomulated during Development
Stage	(514,254)	(430,592)

Total Stockholders' Equity	(12,954)	20,708

Total Liabilities and Stockholders' Equity	$2,046	$20,708

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			November 26,
	Three Months Ended		2002 (Inception)
	September 30,		to September 30,
	2006	2005	2006

Income
Consulting Revenue	$-	$25,834	$277,996

Operating Expenses
General and Administrative	83,563	27,918	788,527
Depreciation	99	302	3,723

Total Expenses	83,662	28,220	792,250

Net Loss from Operations	(83,662)	(2,386)	(514,254)

Interest Expense		-	-

Net Loss	$(83,662)	$(2,386)	$(514,254)

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.00)

Weighted Average
Number of Shares	16,088,812	16,045,334

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity
(Unaudited)
From November 26, 2002 (Inception) to September 30, 2006

						(Deficit)
						Accumulated
	Price					during	Total
	Per	Common Stock		Paid in	Subscriptions	Development	Equity/
	Share	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common Shares issued to Founders
for Services		13,000,000	$1,300	$-		$-	$1,300

Common Shares issued for Cash
between 6-Jan-03 and 16-Jan-03	$0.04	250,000	25	9,975			10,000
between 17-Jan-03 and1-May-03	$0.15	553,334	55	82,945			83,000
on 4-Mar-03	$0.10	100,000	10	9,990			10,000
-							-
Net (Loss)						(90,278)	(90,278)

Balance, June 30, 2003		13,903,334	1,390	102,910	-	(90,278)	14,022

Common Shares issued for Cash
between 30-Dec-03 and 5-Apr-04	$0.25	92,000	9	22,991			23,000
Common Shares issued for Services
on 2-Jan-04	$0.25	493,000	49	123,201			123,250

Net (Loss)						(225,883)	(225,883)

Balance, June 30, 2004		14,488,334	1,448	249,102	-	(316,161)	(65,611)

Common Shares issued for Cash
on 2-Aug-04	$0.25	100,000	10	24,990			25,000
on 20-Aug-04	$0.25	8,000	1	1,999			2,000
Common Shares issued for Cash
between 18-Nov-04 to 31-Dec 04	$0.06	1,364,000	137	77,363			77,500

Net (Loss)						(9,547)	(9,547)

Balance, June 30, 2005		15,960,334	1,596	353,454	-	(325,708)	29,342

Cash for Stock Subscriptions	$0.06				75,000		75,000
Common Shares issued for Cash
on 23-Aug-05	$0.25	10,000	1	2,499			2,500
Common Shares issued for Service
on 15-Sep-05	$0.25	75,000	8	18,742			18,750

Net (Loss)						(104,884)	(104,884)

Balance, June 30, 2006		16,045,334	1,605	374,695	75,000	(430,592)	20,708

Cash for Stock Subscriptions
on 10-Aug-06	$0.08				25,000		25,000
Common Shares issued for Service
on 21-Aug-2006	$0.25	100,000	10	24,990			25,000

Net (Loss)						(83,662)	(83,662)

Balance, September 30, 2006		16,145,334	$1,615	$399,685	$100,000	$(514,254)	$(12,954)

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			November 26,
	Three Months Ended		2002 (Inception)
	September 30,		to September 30,
	2006	2005	2006
Operating Activities
Net (Loss)	$(83,662)	$(2,386)	$(514,254)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	25,000	-	168,300
Depreciation	99	-	3,723
Changes in Operating Assets and Liabilities		-
(Increase)/Decrease in Accounts Receivable	1,000	-	-
Increase/(Decrease) in Accounts Payable	15,000	-	15,000

Net Cash Provided by Operating Activities	(42,563)	(2,386)	(327,231)

Investment Activities
Purchase of Equipment	(1,187)	-	(4,811)

Net Cash (Used) by Investment Activities	(1,187)	-	(4,811)

Financing Activities
Proceeds from Subscriptions Receivable	25,000		100,000
Proceeds from sale of Common Stock		2,500	233,000

Net Cash Provided by Financing Activities	25,000	2,500	333,000

Net Increase in Cash	(18,750)	114	958

Cash, Beginning of Period	19,708	361	-

Cash, End of Period	$958	$475	$958

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and 2005)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Small Business Company, Inc. (“Company”) was incorporated in Delaware on November 26, 2002. The Company, based in San Diego, California began business as Optibiz, LLC, a California limited liability company and then converted to a Delaware corporation on November 26, 2002.

The Company is in its development stage even though it has produced limited revenues in proof-of-concept beta testing and business development consulting services. The company develops, packages and will market business improvement solutions for small business owners in the form of books, CD’s, and Business Coaching. The company will market these products through the internet.

NOTE 2. RESTATED FINANCIALS

The Company has erroneously recorded $75,000 as a liability entitled Convertible Notes Payable. In substance the note instrument was actually a prepayment for a deferred issue of 1,320,000of shares of stock. There is no provision for interest or any repayment option other than the issuance of stock.

The Company’s financial statements were revised to eliminate the payable and record a contra Subscriptions Receivable resulting in a $75,000 increase in equity which will be written to the common stock and additional paid in capital upon issue of the stock. The issue of stock has not been recorded because the agreements provide for a no-later-than May 31, 2007 stock issue date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a June 30 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of June 30, 2006 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs
Advertising Costs are expensed as incurred. No advertising costs were incurred for the years ended June 30, 2006 and 2005.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which for computer equipment is three years. Maintenance and repairs are charged to expense as incurred. Fixed assets consist of the following
	September 30,	June 30
	2006	2006
Computers	$4,810	$3,623
Less Accumulated Depreciation	(3,722)	(3,623)
Equipment, net	$1,088	$0

Revenue Recognition

Revenues from services are recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, services have been rendered, payment has been contractually earned and it is reasonably assured that the related receivable or unbilled revenue is collectable.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company. In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Outstanding options and warrants are considered anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $514,254 as of September 30, 2006. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has produced limited revenues through business consulting and beta testing of its products. The company has authored four books and four instructional CD’s for small business owners and is testing its business coaching platform. The Company will begun full-scale marketing of its products and services during the current fiscal year as it continues to execute its business plan.

Management plans to obtain $200,000 in each of three growth phases. Funds are expected from revenues generated by the sale of products and services, the sale of stock and the issuance of debt instruments. The first phase to begin upon becoming a publicly traded company includes funding to publish, print and market our book titles; re-format and re-program our master CD title, and the publication, packaging and marketing of our master CD.

The second phase to begin ninety days after phase one funding includes money for additional staff; the final deployment of our e-commerce website; publication, packaging and marketing of additional CD’s and securing additional inventory of books.

The third phase to begin sixty days after phase two funding includes money to expand marketing efforts; move corporate headquarters to a larger facility; hire additional staff; and begin creating additional books and CDs.

The Company expects to generate significant revenues from the marketing of its products and services. If additional funding is not forthcoming implementation of the expansion phases will be delayed and the Company will implement its plan to minimize overhead by enforcing the employment agreements with its founders to pay them only what the Company can afford.

NOTE 5. COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

Employment Agreements

In November 2002, the Company entered into employment contract with the CEO and the COO who are the majority shareholders. For each officer, the agreement provides an annual salary of up to $120,000 per year and a $500 monthly allowance for medical and dental insurance. However, the agreement specifically limits the salary to the current financial ability of the Company to pay the salary and provides for no back payment of unpaid amounts. Reported expenses reflect actual salaries in accordance with these agreements.

Lease Commitments

The Company leases office space in the residence of the Company’s majority shareholders and officers at a rate of $2,000 per month. Rent expense for the years ended June 30, 2006 and 2005 was $24,000 each.

NOTE 6. OPTIONS AND WARRANTS

Options

The Company has no outstanding stock options.

Warrants

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

The Company accounts for stock options and warrants issued to employees under the fair-value method based on the fair or calculated value of the equity instrument. This method requires the calculation of the fair value of the equity instrument. No options or warrants have been issued for employee compensation.

On May 12, 2003, the Company authorized the issuance of 5,000,000 shares of common stock and 5,000,000 warrants. The securities are sold as units consisting of one share of common stock and one warrant.

Following is a list of warrants granted and outstanding and are not in-the-money:

	Warrants	Exercise	Expiration
	Granted	Price	Date

Inception to June 30, 2003	903,334	$0.50	Expired 5/30/06

Year Ended June 30, 2004	72,000	0.75	2/23/07
	20,000	0.75	4/5/07

Year Ended June 30, 2005	108,000	0.75	8/20/07

All warrants issued to date carry no value. Variables used in the Black-Scholes warrant pricing model include (1) 4.3 to 5.16% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each year end, (3) expected volatility of 1.2, and (4) zero expected dividends.

The number of warrants outstanding as of September 30 and June 30, 2006 are 200,000. No warrants have been exercised. There is no public market for the stock and the exercise price of the warrants is triple the price of any stock sold by the company.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

The Small Business Company, Inc. (“Company”) was incorporated in Delaware on November 26, 2002. The Company, based in San Diego, California, develops, packages and markets business improvement solutions for small business owners. The Company began business as Optibiz, LLC, a California limited liability company and then converted to a Delaware corporation on November 26, 2002.

The Company is authorized 500,000,000 common shares with a $0.0001 par value.

On November 26, 2002, 13,000,000 common shares were issued to the founders of the Company for services valued at $1,300.

During the period from inception through June 30, 2003, 903,334 common shares were issued in private placements for $103,000 cash.

During the year ended June 30, 2004, 92,000 common shares were issued at $0.25 per share or $23,000 cash and 493,000 common shares were issued for services at $0.25 per share or $123,250. Services were valued at the price per share stock was sold in our private placement.

During the year ended June 30, 2005 1,364,000 common shares were issued for cash at $0.568 per share or $77,500. Additionally, 108,000 common shares were issued at $0.25 per share or $27,000 cash.

During the year ended June 30, 2006 75,000 common shares were issued at $0.25 per share or $18,750 of services rendered and 10,000 common shares were issued at $0.25 per share or $2,500 cash and $75,000 cash was received in prepayment of subscription agreements for 1,320,000 common shares to be issued at $0.0568 per share no later than May 31, 2007.

On August 10, 2006 the Company received $25,000 prepayment on subscription agreements for 300,000 common shares to be issued at $0.082 per share no later than August 10, 2007.

On August 21, 2006 the Company issued 100,000 common shares at $0.25 per share for services of $25,000.

As of September 30, 2006 the Company also has a balance of 200,000 outstanding warrants for common stock that are exercisable at $0.75 per share.

NOTE 8. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $94,730, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the estimated NOL of $430,592. The total valuation allowance is a comparable $94,730.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended December 31, 2006 and 2005:

June 30,	2006	2005
Deferred Tax Asset	$89,230	$66,156
Less: Valuation Allowance	(89,230)	(66,156)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$90,278	2023
2004	225,883	2024
2005	9,547	2025
2006	104,885	2026
Total NOL	$430,592

NOTE 9.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this report.

OVERVIEW

Since our inception in 2002, we have been developing a series of business improvement solutions for small business owners. The foundation of our solution is the “DARE Process”: Decide, Analyze, Realize and Evaluate. We believe this process addresses many problems facing many small businesses. Our initial products are based on the DARE Process: an interactive CD-ROM and our “DARE 2” books, co-authored by our founders, David Larson and Stuart Schreiber.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 vs. Three months ended September 30, 2005

The Small Business Company generated $0 revenues for the three months ended September 30, 2006 compared to $25,834 in revenues for the same period in 2005. This decrease in net sales was due to our re-allocation of man hours from consulting to matters relating to becoming a fully reporting public company; final testing and review of our books and CDs; and planning the execution of our marketing plan projected to launch January, 2007. The Company does not expect this trend to continue with the launch of marketing initiatives to include: a public relations campaign, alliances with small business associations, opt-in mail, online, print, and media and the projected sales of our books and CDs.

Operating Expenses: Operating expenses for the quarter ending September 30, 2006 increased $55,442, or 296%, to $83,662, from $28,220 for the September 30, 2005 ending quarter. The increase in operating expenses was primarily caused by the increase in accounting, legal and consulting fees and related expenses of $29,500 due to costs associated with the preparation for becoming a public company. Other factors that increased operating expenses by $55,442 included $4,100 for book re-designs, $3,421 for printing expenses, $6,250 for CD production, $7,678 for CD re-engineering, and $4,493 for website build-out.

Net Earnings (loss): Due to the foregoing, our net loss increased from ($2,386) in the September 30, 2005 ending quarter to ($83,662) in the September 30, 2006 ending quarter.

Liquidity and Capital Resources

From our inception on November 26, 2002 to September 30, 2006, we have had a net loss from operations of $514,254 and had $792,250 in total operating expenses. To finance these uses we received $333,000 through the sale of common stock, $168,300 in services for stock and received $277,996 in revenues from our inception on November 26, 2002 to September 30, 2006.

As of September 30, 2006, we had cash on hand of $958 and accounts receivable of $0, which is sufficient to satisfy our operating requirements only through November 30, 2006. However, we intend to secure approximately $600,000 in additional debt or equity financing as a publicly traded company to develop our business plan. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities upon becoming a publicly traded company. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

We have an unsecured convertible note executed on April 4, 2006, for $25,000 due on or before April 4, 2007, which is convertible to a total of 250,000 shares of common stock. We have an unsecured convertible note executed on May 31, 2006, for $50,000 due on or before by May 31, 2007 which is convertible to a total of 500,000 shares of common stock. We have an unsecured convertible note executed on August 10, 2006, for $25,000 due on or before August 10, 2007, which is convertible to a total of 300,000 shares of common stock. There is no interest on the convertible notes of April 4, 2006, May 31, or August 10, 2006. The date of conversion to common shares extends for one year from execution date with the specific date of conversion solely at our discretion. These notes have now been reclassified as subscriptions receivable in the “Stockholders’ Equity” section of our financial statements.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and very limited revenues, an investor cannot determine if we will ever become profitable.

COMMITMENTS AND CONTINGENCIES

Employment Agreements

In November 2002, the Company entered into employment contract with the CEO and the COO who are the majority shareholders. For each officer, the agreement provides an annual salary of up to $120,000 per year and a $500 monthly allowance for medical and dental insurance. However, the agreement specifically limits the salary to the current financial ability of the Company to pay the salary and provides for no back payment of unpaid amounts. Reported expenses reflect actual salaries in accordance with these agreements.

Lease Commitments

The Company leases office space in the residence of the Company’s majority shareholders and officers at a rate of $2,000 per month. Rent expense for the years ended June 30, 2006 and 2005 was $24,000 each.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On August 10, 2006 the Company received $25,000 prepayment on a subscription agreement from one investor for 300,000 common shares to be issued at $0.08 per share no later than August 10, 2007.

On August 21, 2006 the Company issued 100,000 common shares at $0.25 per share for services to one company, Island Stock Transfer, for stock transfer services of $25,000.

We have an unsecured convertible note executed on August 10, 2006, for $25,000 due on or before August 10, 2007, which is convertible to a total of 300,000 shares of common stock at our discretion.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•  None of these issuances involved underwriters, underwriting discounts or commissions;

•  We placed restrictive legends on all certificates issued;

•  No sales were made by general solicitation or advertising;

•  Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although most of the investors may have also been accredited, we provided the following to all investors:

•  Access to all our books and records.

•  Access to all material contracts and documents relating to our operations.

•  The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

1	31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Attached

2	32
Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Small Business Company

Date: November 20, 2006

/s/ Stuart Schreiber
Stuart Schreiber Chief Executive Officer and Chief Financial Officer