Form 10QSB
period 2006-12-31
SMALL BUSINESS CO
filed 2007-02-14
CIK 1285936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-52184

THE SMALL BUSINESS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	55-0808106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

674 Via de La Valle Solana Beach, CA 92075 (Address of principal executive offices)

Issuer’s telephone number: (858) 481-5600

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 8, 2007, 16,185,334 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes  ☐  No ☒

PART 1— FINANCIAL INFORMATION

Item 1. Financial Statements.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

	December 31, 2006	June 30, 2006
		(Audited)
ASSETS
Current Assets
Cash	$9,723	$19,708
Prepaid Expense	475	-
Accounts Receivable	-	1,000

Total Current Assets	10,198	20,708

Property and Equipment, net	989	-

Total Assets	$11,187	$20,708
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$15,724	$-

Total Current Liabilities	15,724	-

Notes Payable	49,215	-

Total Liabilities	64,939	-

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on December 31, 2006 and
June 30, 2006 is 16,145,334 and
16,045,334 shares respectively	1,615	1,605

Additional Paid-in Capital	399,685	374,695

Subscriptions Receivable	150,000	75,000

Deficit Accomulated during Development
Stage	(605,052)	(430,592)

Total Stockholders' Equity	(53,752)	20,708

Total Liabilities and Stockholders' Equity	$11,187	$20,708

The accompanying notes are an integral part of these statements.

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					November 26,
					2002
	Six Months Ended		Three Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Income
Consulting Revenue	$-	$21,776	$-	$20,526	$277,996

Operating Expenses
General and Administrative	174,262	47,678	90,699	23,839	879,226
Depreciation	198	604	99	302	3,822

Total Expenses	174,460	48,282	90,798	24,141	883,048

Net Loss from Operations	(174,460)	(26,506)	(90,798)	(3,615)	(605,052)

Interest Expense		-		-	-

Net Loss	$(174,460)	$(26,506)	$(90,798)	$(3,615)	$(605,052)

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares	16,117,073	15,966,475	16,117,073	15,966,475

The accompanying notes are an integral part of these statements.

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Operating Activities
Net (Loss)	$(174,460)	$(26,506)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	25,000	12,500
Depreciation	198	604
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	1,000	15,300
(Increase)/Decrease in Prepaid Expense	(475)	-
Increase/(Decrease) in Accounts Payable	15,724	(2,404)

Net Cash Provided by Operating Activities	(133,013)	(506)

Investment Activities
Purchase of Equipment	(1,187)	-

Net Cash (Used) by Investment Activities	(1,187)	-

Financing Activities
Proceeds from Notes Payable	50,000	-
Repayment of Notes Payable	(785)	-
Proceeds from Subscriptions Receivable	75,000	-
Proceeds from sale of Common Stock	-	2,500

Net Cash Provided by Financing Activities	124,215	2,500

Net Increase in Cash	(9,985)	1,994

Cash, Beginning of Period	19,708	626

Cash, End of Period	$9,723	$2,620

Supplemental Information:
Interest Paid	$839	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements.

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(December 31, 2006 and June 30, 2006)

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

NOTE 2. RESTATED FINANCIALS

The Company has erroneously recorded $75,000 as a liability entitled Convertible Notes Payable. In substance the note instrument was actually a prepayment for a deferred issue of 1,320,000 shares of stock. There is no provision for interest or any repayment option other than the issuance of stock.

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

	December 31,	June 30
	2006	2006

Computers	$4,810	$3,623
Less Accumulated Depreciation	(3,821)	(3,623)
Equipment, net	$989	$0

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $605,052 as of December 31, 2006. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Following is a list of warrants granted and outstanding and are not in-the-money:

	Warrants	Exercise	Expiration
	Granted	Price	Date
Inception to June 30, 2003	903,334	$0.50	Expired 5/30/06
Year Ended June 30, 2004	72,000	0.75	2/23/07
	20,000	0.75	4/5/07
Year Ended June 30, 2005	108,000	0.75	8/20/07
Period Ended December 31, 2006	500,000	0.25	11/1/08

All warrants issued to date carry no value. Variables used in the Black-Scholes warrant pricing model include (1) 4.3 to 5.16% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each year end, (3) expected volatility of 1.2, and (4) zero expected dividends.

The number of warrants outstanding as of December 31 and June 30, 2006 are 700,000 and 200,000 respectively. No warrants have been exercised. There is no public market for the stock and the exercise price of the warrants is triple the price of any stock sold by the company.

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

On November 2, 2006 the Company received $50,000 prepayment on a subscription agreement for 500,000 common shares to be issued at $0.10 per share no later than November 1, 2007.

As of December 31, 2006 the Company also has a balance of 700,000 outstanding warrants for common stock as detailed above.

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report.

OVERVIEW

The Small Business Company is a California based company focused on the development of business improvement solutions for small business owners. We were incorporated in Delaware in 2002. Since that time, we have created and marketed, in management’s opinion, simple, powerful, affordable solutions to millions of small business owners. Our product line is founded on its patent-pending knowledge base - The “DARE Process” (Decide, Analyze, Realize and Evaluate); which process has been formatted into a series of books, high margin CD’s and internet downloads. In our opinion, these simple, yet powerful tools empower current and future small and home based business owners to succeed. We intend to compliment these tools with a global network of licensed business coaches, DARE Success Coaches, who will provide subscription based personalized assistance to micro-entrepreneurs (sole proprietors to ten employees).

SIGNIFICANT ACCOUNTING POLICIES

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

	December 31,	June 30
	2006	2006

Computers	$4,810	$3,623
Less Accumulated Depreciation	(3,821)	(3,623)
Equipment, net	$989	$0

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

RESULTS OF OPERATIONS

Six months ended December 31, 2006 vs. six months ended December 31, 2005.

Revenues: We did not generate any revenue for the six months ended December 31, 2006 as compared to $21,776 in revenues for the same period in 2005. This reduction in revenues was due to three resource-related factors in the six month period ended December 31, 2006: (i) registration of our securities under the Securities Exchange Act of 1934, as amended; (ii) re-engineering our products for sale; and (iii) expanding and implementing our marketing plan. We completed the registration process in the quarter ended December 31, 2006 and otherwise do not expect this trend to continue.

Operating Expenses: Our operating expenses for the six month period ended December 31, 2006 increased by $126,178, or 261%, to $174,460, from $48,282 for the comparable period in 2005. The increase in operating expenses was primarily caused by the increase in accounting, legal and consulting fees and related expenses of $70,750 due to costs associated with the registration of our securities. Other factors that increased operating expenses approximately $55,000 were associated with book design and printing and the re-engineering and production of our compact discs.

Net Loss: Due to the factors set forth above, our net loss increased to $174,460 for the six month period ended December 31, 2006 from $26,506 for the comparable period in 2005.

Three months ended December 31, 2006 vs. Three months ended December 31, 2005

Revenues: We did not generate any revenue for the three months ended December 31, 2006 as compared to $20,526 in revenues for the same period in 2005. This reduction in revenues was due to three resource-related factors in the three month period ended December 31, 2006:(i) registration of our securities under the Securities Exchange Act of 1934, as amended; (ii) re-engineering our products for sale; and (iii) expanding {and implementing} our marketing plan. We completed the registration process in the quarter ended December 31, 2006 and otherwise do not expect this trend to continue. .

Operating Expenses: Our operating expenses for the three month period ended December 31, 2006 increased by $66,657, or 276%, to $90,798, from $24,141 for the comparable period in 2005. The increase in operating expenses was primarily caused by the increase in accounting, legal and consulting fees and related expenses of $41,250 due to costs associated with the registration of our securities. Other factors that increased operating expenses approximately $18,000 associated with re-engineering and production of our compact discs.

Net Loss: Due to the factors set forth above, our net loss increased to $90,798 for the three month period ended December 31, 2006 from $3,615 for the comparable period in 2005.

Liquidity and Capital Resources

From our inception on November 26, 2002 to December 31, 2006, we have had a net loss from operations of $605,052 and had $883,048 in total operating expenses. We had a working capital deficit at December 31, 2006 of $53,752 and we had cash of $9,723 as December 31, 2006. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $277,996 in revenues and $423,215 in proceeds from the sale of our common stock.

We used $133,013 of net cash in operating activities for the six months ended December 31, 2006 as compared to using $506 for the six months ended December 31, 2005. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services and an increase in our accounts payable.

Net cash flows used in investing activities was $1,187 for the six months ended December 31, 2006 as compared to $0 for the comparable period in 2005. Net cash flows provided by financing activities was $124,215 for the six month period ended December 31, 2006 as compared to $2,500 for the six month period ended December 31, 2005. This increase in net cash provided by financing activities was primarily attributable to proceeds from notes payable and subscriptions received on the sale of our common stock.

As of December 31, 2006, we had cash on hand of $9,723 and accounts receivable of $0, which is sufficient to satisfy our operating requirements only through February 28, 2007. We anticipate that we will need at least $600,000 in additional working capital to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. We are currently seeking to fund our capital requirements from the sale of our debt or equity securities, however it is possible that we will be unable to obtain sufficient additional capital through the sale of our debt and/or equity securities as needed. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Off Balance Sheet Arrangements

None

Item 3. Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to The Small Business Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2006, we issued a $50,000 unsecured convertible promissory note and related warrants to purchase 500,000 shares of our common stock to a single accredited investor. The promissory note has a maturity date of November 1, 2007 and is convertible into 500,000 shares of our common stock. The warrant expires on November 1, 2008 and has an exercise price of $0.25. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended. We used the proceeds from this issuance for general working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Item No.	Description	Method of Filing

31.1	Certification of Stuart Schreiber pursuant to Rule 13a-14(a)	Filed electronically herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SMALL BUSINESS COMPANY

February 13, 2007	/s/ Stuart Schreiber
Stuart Schreiber
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)