Form 10QSB
period 2007-03-31
SMALL BUSINESS CO
filed 2007-05-15
CIK 1285936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2007, 16,925,334 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

PART 1--- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

		June 30,
		2006
	March 31,	(Audited)
	2007	(restated)
ASSETS

Current Assets
Cash	$32,090	$19,708
Prepaid Expense	2,000	-
Accounts Receivable	440	1,000

Total Current Assets	34,530	20,708

Property and Equipment, net	4,122	-

Total Assets	$38,652	$20,708

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$23,082	$-

Total Current Liabilities	23,082	-

Long-Term Liabilities
Notes Payable	$53,987
Convertible Debentures	150,000	-

Total Long Term Liabilities	203,987	-

Total Liabilities	227,069	-

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on March 31, 2007 and
June 30, 2006 is 16,675,334 and
16,045,334 shares respectively	1,668	1,605

Additional Paid-in Capital	532,132	374,695

Subscriptions Receivable	150,000	75,000

Deficit Accumulated during Development
Stage	(872,217)	(430,592)

Total Stockholders' Equity	(188,417)	20,708

Total Liabilities and Stockholders' Equity	$38,652	$20,708

The accompanying notes are an integral part of these statements.

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Operations
(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,		November 26, 2002 (Inception) to March 31,
	2007	2006	2007	2006	2007

Income

Consulting Revenue	$284	$94,076	$284	$72,300	$278,280

Operating Expenses
General and Administrative	436,920	116,450	263,497	68,771	1,141,615
Depreciation	483	820	285	216	3,921

Total Expenses	437,403	117,270	263,782	68,987	1,145,536

Net Loss from Operations	(437,119)	(23,194)	(263,498)	3,313	(867,256)

Interest Expense	(4,506)	-	(3,667)	-	(4,506)

Net Loss	$(441,625)	$(23,194)	$(267,165)	$3,313	$(871,762)

Basic and Diluted (Loss) per Share	$(0.03)	$(0.00)	$(0.02)	$0.00

Weighted Average
Number of Shares	16,210,954	16,022,317	16,210,954	16,022,317

The accompanying notes are an integral part of these statements.

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,		November 26, 2002 (Inception)
	2007	2006	to March 31, 2007
Operating Activities
Net (Loss)	$(441,625)	$(23,194)	$(872,217)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	102,500	18,750	245,800
Depreciation	483	820	4,107
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	560	3,300	(440)
(Increase)/Decrease in Prepaid Expense	(2,000)	-	(2,000)
Increase/(Decrease) in Accounts Payable	23,082	96	23,082

Net Cash Provided (Used) by Operating Activities	(317,000)	(228)	(601,668)

Investment Activities
Purchase of Equipment	(4,605)	-	(8,229)

Net Cash (Used) by Investment Activities	(4,605)	-	(8,229)

Financing Activities
Proceeds from Notes Payable	53,987	-	53,987
Proceeds from Convertible Debentures	150,000	-	150,000
Proceeds from Subscriptions Receivable	75,000	-	150,000
Proceeds from sale of Common Stock	55,000	2,500	288,000

Net Cash Provided by Financing Activities	333,987	2,500	641,987

Net Increase in Cash	12,382	2,272	32,090

Cash, Beginning of Period	19,708	626	-

Cash, End of Period	$32,090	$2,898	$32,090

Supplemental Information:
Interest Paid	$4,506	$-	$4,506
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2007 and June 30, 2006)

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

NOTE 2. RESTATED FINANCIALS

The Company had erroneously recorded $75,000 as a liability entitled “Notes Payable to Stockholders” in its audited balance sheet for the year ended June 30, 2006. In substance the note instrument was actually a prepayment for a deferred issue of 1,320,000 of shares of stock. There is no provision for interest or any repayment option other than the issuance of stock.

The Company’s audited balance sheet for the year ended June 30, 2006 was restated to eliminate the payable and record a contra Subscriptions Receivable resulting in a $75,000 increase in equity which will be written to the common stock and additional paid in capital upon issue of the stock. The issue of stock has not been recorded because the agreements provide for a no-later-than May 31, 2007 stock issue date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a June 30 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of March 31, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. No advertising costs were incurred for the period ended March 31, 2007 and the year ended June 30, 2006.

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

	March 31,	June 30
	2007	2006

Computers	$7,629	$3,623
Equipment	600	-
Less Accumulated Depreciation	(4,107)	(3,623)
Equipment, net	$4,122	$0

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage, and since inception it has incurred net losses $871,762 as of March 31, 2007. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Lease Commitments

The Company leases office space at a rate of $2,500 per month. Rent expense for the years ended June 30, 2006 and 2005 was $24,000 each and projection for next five years is $30,000 per year.

NOTE 6. CONVERTIBLE DEBENTURES

On February 16, 2007, the Company filed its intent to issue a minimum of three and a maximum of fifteen units of convertible debentures with warrants. Each unit consists of a $25,000 note convertible in to common stock at the rate of $0.20 per share and a three year warrant to purchase 25,000 common shares with an exercise price of $0.20 per share. The Company can redeem the debentures after December 31, 2007 at 105% of the outstanding principle balance and with payment of accrued interest to the redemption date.

The warrants may be exercised at any time commencing six months after final sale.

As of March 31, 2007 the Company has sold six of these units for gross proceeds of $150,000.

NOTE 7. OPTIONS AND WARRANTS

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

On February 9, 2007 the Company entered into a one year consulting agreement that included the issue of 300,000 common shares upon consummation of the agreement and the provision for the issue of warrants to purchase 700,000 common shares at $0.20 per share. The warrants will be issued ratably over the life of the contract on the first calendar day of the month.

As of March 31, 2007 the Company has issued warrants to purchase 150,000 common shares at $0.20 per share associated with its issue of units (See Note C).

All warrants issued to date carry no value. Variables used in the Black-Scholes warrant pricing model include (1) 4.3 to 5.16% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each year end, (3) expected volatility of 1.2, and (4) zero expected dividends.

The number of warrants outstanding as of March 31, 2007 and June 30, 2006 are 850,000 and 200,000 respectively. No warrants have been exercised. There is no public market for the stock and the exercise price of the warrants is triple the price of any stock sold by the company.

NOTE 8. STOCKHOLDERS’ EQUITY

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

On January 20, 2007 the Company issued 40,000 common shares at $0.25 per share for $10,000 cash.

On February 12, 2007 the Company issued 180,000 common shares at $0.25 per share for $55,000 cash.

On February 20, 2007 the Company issued 300,000 common shares at $0.25 per share for consulting services valued at $75,000.

On March 13, 2007 the Company issued 10,000 common shares at $0.25 per share for services valued at $2,500.

As of March 31, 2007 the Company also has a balance of 850,000 outstanding warrants for common stock as detailed above.

NOTE 9. PROVISION FOR INCOME TAXES

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended June 30, 2006 and 2005:

June 30,	2006	2005
Deferred Tax Asset	$89,230	$66,156
Less: Valuation Allowance	(89,230)	(66,156)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$90,278	2023
2004	225,883	2024
2005	9,547	2025
2006	104,885	2026
Total NOL	$430,592

NOTE 10.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

RESULTS OF OPERATIONS

Nine months ended March 31, 2007 vs. nine months ended March 31, 2006.

Revenues: We had $284 in revenues for the nine months ended March 31, 2007 as compared to $94,076 in revenues for the same period in 2006. This reduction in revenues was due to three resource-related factors in the nine month period ended March 31, 2006: (i) registration of our securities under the Securities Exchange Act of 1934, as amended; (ii) re-engineering our products for sale; and (iii) expanding and implementing our marketing plan. We completed the registration process in the quarter ended December 31, 2006 and we expect to launch our re-engineered product line in June 2007 and as such do not expect this trend to continue.

Operating Expenses: Our operating expenses for the nine month period ended March 31, 2007 increased by $320,133, or approximately 275%, to $437,403, from $117,270 for the comparable period in 2006. The increase in operating expenses was primarily caused by the increase in accounting, legal and consulting fees and related expenses of $156,212 due to costs associated with the registration of our securities. Other factors that increased operating expenses approximately $163,921 were associated with book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss increased to $441,625 for the nine month period ended March 31, 2007 from $23,194 for the comparable period in 2006.

Three months ended March 31, 2007 vs. Three months ended March 31, 2006

Revenues: We had $284 in revenues for the three months ended March 31, 2007 as compared to $72,300 in revenues for the same period in 2006. This reduction in revenues was due to two resource-related factors in the three month period ended March 31, 2007: (i) re-engineering our products for sale; and (ii) expanding and implementing our marketing plan. We expect to launch our re-engineered product line in June 2007 and as such do not expect this trend to continue

Operating Expenses: Our operating expenses for the three month period ended March 31, 2007 increased by $195,011, or approximately 283%, to $263,782, from $68,987 for the comparable period in 2006. The increase in operating expenses was primarily caused by the increase in accounting, legal and consulting fees and related expenses of $70,196 due to costs associated with the registration of our securities. Other factors that increased operating expenses approximately $124,815 associated with re-engineering and production of our compact discs, the engineering of our date base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss increased to $267,165 for the three month period ended March 31, 2007 from $3,313 for the comparable period in 2006.

Liquidity and Capital Resources

From our inception on November 26, 2002 to March 31, 2007, we have had a net loss from operations of $867,256 and had $1,141,615 in total operating expenses. We had working capital at March 31, 2007 of $11,448 and we had cash of $32,090 as March 31, 2007. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $278,230 in revenues and $565,715 in proceeds from the sale of our common stock.

We used $317,000 of net cash in operating activities for the nine months ended March 31, 2007 as compared to using $228 for the nine months ended March 31, 2006. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services and an increase in our accounts payable.

Net cash flows used in investing activities was $4,605 for the nine months ended March 31, 2007 as compared to $0 for the comparable period in 2006. Net cash flows provided by financing activities was $333,987 for the nine month period ended March 31, 2007 as compared to $2,500 for the nine month period ended March 31, 2006. This increase in net cash provided by financing activities was primarily attributable to proceeds from notes payable and subscriptions received on the sale of our common stock and other securities.

As of March 31, 2007, we had cash on hand of $32,090 and accounts receivable of $440, which is sufficient to satisfy our operating requirements only through June 30, 2007. We anticipate that we will need at least [$600,000] in additional working capital to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. We are currently seeking to fund our capital requirements from the sale of our debt or equity securities, however it is possible that we will be unable to obtain sufficient additional capital through the sale of our debt and/or equity securities as needed. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. On February 9, 2007, we issued (i) 300,000 shares of our common stock and (ii) a warrant to purchase 700,000 shares of our common stock to A.S. Austin Company pursuant to the terms of a consulting agreement. The warrant has an exercise price of $0.20 per share. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

2. See our Current Reports on Form 8-K dated January 19, 2007, February 15, 2007 and March 12, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 9, 2007, we entered into a consulting agreement with A.S. Austin Company. The agreement has a term of 1 year and A.S. Austin will assist with strategic planning, business development, investor relations and other matters as described in the agreement. Under the terms of the Agreement, we have agreed to pay A.S. Austin (i) 300,000 shares of our common stock and (ii) a warrant to purchase 700,000 shares of our common stock with an exercise price of $0.20 per share.

Item 6. Exhibits

Item No.	Description	Method of Filing
10.1	Consulting Agreement dated as of February 9, 2007.	Filed electronically herewith.
31.1	Certification of Stuart Schreiber pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SMALL BUSINESS COMPANY

May 14, 2007	/s/ Stuart Schreiber
Stuart Schreiber
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)