Form 10KSB
period 2007-06-30
SMALL BUSINESS CO
filed 2007-09-28
CIK 1285936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No: 000-52184

THE SMALL BUSINESS COMPANY
(Exact name of issuer as specified in its charter)

DELAWARE	55-0808106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
674 Via de La Valle Solana Beach, CA 92075 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(858) 481-5600
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.0001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $284.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 12, 2007: $954,567.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 12, 2007: 18,522,834 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. BUSINESS.

The Company

The Small Business Company was incorporated in the State of Delaware on November 26, 2002, and acquired on the same date from Optibiz, LLC, a California limited liability company formed August 14, 2002, all of Optibiz’s assets, primarily the “DARE Process”, in exchange for the issuance of an aggregate of 13,000,000 shares of our common stock and no other consideration. Our product line is based upon our patent-pending knowledge base - the DARE Process (Decide, Analyze, Realize and Evaluate); which process has been formatted into a series of books, high margin CD’s and internet downloads. Since inception, we have been developing and testing the DARE Process series of business improvement solutions for small business owners. We intend to complement these tools with a global network of licensed business coaches and DARE Success coaches who will provide subscription based personalized assistance to micro-entrepreneurs (sole-proprietors to ten employees).

Our principal executive offices are located at 674 Via de La Valle, Suite 226, Solana Beach, California 92075. Our telephone number is (858) 481-5600, and our facsimile number is (858) 481-5603.

Our Business

We have been developing and testing a series of business improvement solutions for small business owners called DARE products and have been in the same industry since inception.

The foundation of our solution is the “DARE Process”: Decide, Analyze, Realize and Evaluate. This process addresses many problems facing many small businesses. Our initial products are based on the DARE Process: interactive CD-ROMs targeted to home based and small businesses; and, our books, co-authored by our founders David Larson and Stuart Schreiber, “The Best Small Business Book Ever Written”, “DARE 2 Market Your Small Business”, “DARE 2 Start Your Small Business”, and “DARE 2 Start Your Home Based Business.

Since our inception, we have:

•	Researched the market for small business solutions, identified unmet need in the market and created business model and plan.

•	Created the DARE Process.

•	Written and published four books.

•	Test marketed the concept with additional consulting activities to the small business market.

•	Authored, developed, and created four CD-ROMs.

•	Built out two web sites.

•	Developed a framework for a proposed national network of small business coaches.

We have registered our common stock on a voluntary basis to trade publicly. We believe, although there is no assurance, that this may allow us to access capital markets, increase our prestige and facilitate potential growth through mergers and acquisitions. We have no plans, commitments or agreements in place for any of the foregoing activities.

DARE Process

Our objective is to become the leading source of small business solutions for small companies. Our business is based upon the DARE Process, which our founders created from their sixty-five cumulative years of small business experience and presented in our book, “The Best Small Business Book Ever Written.” The premise of the four-step DARE Process is to create a simple method for small business owners to address the problems inhibiting the success of their companies. DARE stands for Decide, Analyze, Realize, and Evaluate.

“DECIDE”

We believe that small business owners must make a conscious decision that they need to improve their business and their quality of life. Typically, our solution asks the customer a series of questions to see if the customer is ready to commit to make significant changes in a particular area.

“ANALYZE”

Our solutions teach small business owners how to question and diagnose the specific problems inhibiting the success and growth of their business. Our solutions provide analysis tools and other resources to determine the cause of the problems of the customer's small business.

 “REALIZE”

Based on findings from the Analyze step, the Realize step provides business owners with a process to develop and initiate new programs that are designed to re-energize and grow the customer's small business.

“EVALUATE”

Under step four, business owners are presented with a process to measure the success of each new Realize initiative. Then, they adjust and fine-tune to constantly stay ahead of their competition.

Our Products and Services

CD-ROMs. Our primary products will be our “DARE to Succeed in Your Small Business” CD-ROM series. This first and master CD-ROM is an interactive, stand-alone software product that is comprised of the DARE Process tools, including analysis forms, realize sheets, sample agreements and contracts, one-page plans, and various Internet links. This CD-ROM is a superset of our book, “The Best Small Business Book Ever Written.” Forms and worksheets are provided using Microsoft Word and can be completed either on screen or by hand. We intend to charge $69.95 plus shipping and handling for CD-ROMs and offer a free 30 day trial..

Books. We also intend to sell our books which include forms, checklists and other tools for analyzing, realizing and evaluating the results. The books also encourage readers to visit our web site or phone a toll-free number to obtain CD-ROMs. We intend to charge $14.95 plus shipping and handling for our books and offer a free 30 day trial.

Coaches. We intend to qualify, train and license a network of DARE Success Coaches.

Manufacturing

We intend to manufacture our CD-ROMs and books using third-party manufacturing facilities. To date, we have self published our books and developed our CD-ROMs through a third party vendor. We have not yet entered into any agreement with respect to the mass manufacture and production of either our CD-ROMs or our books. We believe that there is an adequate supply of large and well-established CD-ROM producers and book printers, all with competitive prices.

Our Market

We have identified ten industry-specific markets for small businesses which we believe have need for our business consulting solutions:

•  Home-based businesses

•  Beauty salons/spas

•  Laundry services

•  Realtors

•  Child day care services

•  Retailers

•  Accounting services

•  Insurance agencies

•  Auto repair and maintenance

•  Food and beverage establishments

We have identified several markets for these businesses where specific business needs, rather than industries, need to be addressed:

• Marketing

• Planning

• Financing

• Starting a Business

• Managing a Business

• Manufacturing

• Operations

• Engineering

Marketing

We intend to market our products through direct marketing initiatives, public relation campaigns, alliances with small business associations, and partnerships with key service providers to small businesses. Our direct marketing initiatives will include TV commercials, opt-in mail, online, print and media. To date, we have produced two 30 second TV commercials that have not yet been aired. We have not yet entered into a media time purchase agreement, nor have we entered into any other marketing arrangements. .

Consulting Agreements

We have entered into agreements with outside vendors/contractors on a specific per job basis to provide a variety of services including marketing, business development, graphic design, IT support, video production, commercial production, CD development, and financial advisory services. These agreements are for specific tasks and we have no term contracts in place at this time.

Competition

The market for small business solutions is rapidly evolving, and competition for customers is intense. We believe that the principal competitive factors for companies looking to provide solutions to small businesses are cost, and ease of use and implementation, and brand recognition. Although we are not aware of any competitor whose primary focus is on CD-ROMs as opposed to books, there are several publishing and media companies who are focused on delivering small business solutions, such as Entrepreneur Media and E-Myth.

We also compete with traditional publishers such as John Wiley & Co. (the “Dummies” series), Pearson PLC (“Idiot Guides”) and Adams Media (“Streetwise”). The Dummies series often provides a CD-ROM with their book as a general business forms addition rather than a process-based solution. It is possible that these other publishers could create a CD-ROM version of their respective books in order to compete with “DARE to Succeed in Your Small Business.”

Virtually all of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than us. Such competitors are able to undertake more extensive marketing campaigns for their brands and products, adopt more aggressive pricing policies and make more attractive offers to small business associations and strategic partners. It is possible that small businesses may determine that the other small business solutions are more desirable than ours.

Intellectual Property and Proprietary Rights

We have received copyright registration for The Best Small Business Book Ever Written (TX 5-915-046), DARE 2 Market Your Small Business (TXu1-290-967), DARE 2 Start Your Small Business (TXul-296-949) and DARE 2 Start Your Home Based Business (TXul-296-947). We have also applied for copyright registration for two additional books and have filed for a patent on our DARE Process. An Application for a Utility or Design Patent was filed for the DARE Process on July, 26, 2004. The U.S. Patent and Trademark Office confirmed receipt of the filing as Published Application Number 20050055234. We are awaiting confirmation of final patent approval for its four-step problem-solving process, which we anticipate we may receive as early as early 2007, although the exact date is uncertain. We will rely on trade secret rights, confidentiality agreements and procedures and written arrangements to establish and protect our proprietary rights with respect to our publications. Despite our efforts, third parties could attempt to copy or otherwise obtain and make unauthorized use of our products or independently develop similar products.

Certain legal standards relating to the validity, enforceability, and scope of protection of certain proprietary rights are still uncertain, and it is possible that there may be no future value to any proprietary rights we now claim. It is also possible that the steps we may take to protect against misappropriation or infringement will be unsuccessful. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, it is possible that our business activities may infringe on the proprietary rights of others, or that other parties may make such a claim.

Employees

Currently, we have two employees, our CEO and COO. We do not anticipate that any future employees will be covered by an ongoing collective bargaining agreement and that our relationship with our employees will be good. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

Legal Proceedings

None.

RISK FACTORS

We have incurred losses and will continue to incur losses for the foreseeable future.

Because of the development stage nature of the business, our expenses have exceeded revenues since we were founded. We believe that we will begin generating profits in the future, but there is no assurance that we can do so. We seek to generate revenues in the next year and profits within the next couple of years but we cannot guarantee that we will be able to achieve or sustain revenues or profitability. Over the next few years, we may incur losses as a result of costs incurred in connection with research and development that may exceed revenues. It is possible that we may incur additional operating losses over the next several years and cannot guarantee that we will successfully develop, commercialize, manufacture, market or sell any products, or achieve or sustain future profitability.

Evaluation of our prospects may be more difficult in light of our limited operating history.

We were formed in November 2002. We have a limited operating history upon which to base an evaluation of our prospects. As a relatively new enterprise, we are subject to the risks, expenses and uncertainties that face any company during its early development. We believe that we will be able to address and overcome these risks through our management's experience, our attention to changes in the market to which we seek to deliver our products, and our marketing expertise. However, there can be no assurance that we will be able to adequately address these risks, and our failure to do so may adversely affect the value of your investment. Our ability to be successful is based in large part on the accuracy of our management assumptions inherent in our business plan, as well as our ability to identify and implement strategies to address the risks identified therein and herein. Investors face the risk that management’s assumptions are incorrect, that management has not fully identified all of the material risks associated with the implementation of our business plan, and that management has not fully estimated the potential for these risks to materialize or the effectiveness of its strategies to address these risks.

We may not be able to raise needed additional capital in the future.

Particularly in light of lack of profitable operations, as described above, it is uncertain that we will be able to generate operating revenues or obtain financing from banks or other financial institutions in amounts sufficient to fully meet our current capital requirements. Accordingly, unless operating revenues meet or exceed projected levels, substantial additional funds will be required if we are to operate successfully and meet our goals with respect to growth and expansion of operations. To obtain such additional funds, we may offer securities for sale or may attempt to secure financing from banks or other financial institutions, or both. If significant indebtedness (including related security liens) is then outstanding, our ability to obtain additional financing will be adversely affected. If and to the extent we incur indebtedness, debt service requirements will have a negative affect on cash flow and earnings. If adequate funds are not available, or are not available on acceptable terms, we may not be able to fund planned expansion, take advantage of available opportunities, develop or enhance services or products or respond to competitive pressures. Such inabilities could have a material adverse effect on our business, financial condition and operating results. If we are unable to service our indebtedness, and to renew or refinance such obligations on a continuing basis, our ability to operate profitably will be materially threatened.

We cannot guarantee that an active trading market for our common stock will develop or be sustained.

Currently, there exists only a limited trading market for our common stock and there is no assurance that a liquid market will develop. However, we may seek to raise additional capital through offerings of our common stock. If we are successful in doing so, we believe we may qualify and meet the requirements for the listing and/or quotation of our common stock on a recognized stock exchange.

There can be no assurance that we will successfully complete any future offering or that our common stock will be listed, or quoted or be eligible for listing or quotation on a recognized stock exchange. We have developed a thinly traded market for shares of our common stock on the National Association of Securities Dealers, Inc.’s Over-the-Counter Bulletin Board (“OTC BB”). However, we cannot provide assurance that a more liquid market may develop. Development and continuation of a trading market will depend principally upon our business, financial condition and operating results. If an active public trading market for shares of our common stock does not develop or continue once begun, investors may have limited liquidity and may be forced to hold any shares they acquire by exercise or conversion for an indefinite period of time.

Future sales of our common stock may depress our stock price in any market which may develop in the future.

Sales of substantial amounts of our common stock in the public market, or conceivably the mere perception that such sales may occur, could create the impression in the public of difficulties or problems with our business. This might adversely affect the market price of our common stock and could impair our ability to sell additional common stock or other equity securities on terms that we consider satisfactory. For a more detailed discussion of potential future sales by existing stockholders, see “Common Stock Eligible for Future Sale.”

Our executive officers and directors, and their affiliates, currently own, in the aggregate, 13,750,000 shares, or 74.23% of our outstanding common stock. Non-affiliates currently hold 4,772,834, or 25.77% of our outstanding common stock. Currently, the 12,600,000 shares held by our officers are eligible for sale in the public market (if any such market exists), subject to the requirements of Rule 144 as to volume, manner of sale, notice and the availability of public information. Currently, we are a public Company and must file periodic reports under the Exchange Act. However, there is not assurance that we will continue to maintain our registration in the future or timely file reports. Unless the Company is required to file, or elects to voluntarily provide the necessary “current public information,” it will not be possible to effect such sales until a shareholder has held his Shares for a minimum of two years after he has purchased and paid for them. As of the date of this Annual Report, 2,732,834 shares held by non-affiliates satisfy the two-year holding period and are eligible for sale pursuant to Rule 144 without restriction, i.e., without the need to comply with Rule 144 requirements as to volume, manner of sale, notice and the availability of public information), pursuant to Rule 144(k); no shares will become so-eligible under Rule 144(k) during October, 2007. An affiliate must meet the foregoing Rule 144 requirements if they have been an affiliate within 90 days of the subject sale, notwithstanding the period of time that the subject restricted shares have been held.

Provisions in our Certificate of Incorporation and Delaware law could prevent or delay a change in control of the Company and possibly reduce the amount paid for our common stock in the future.

Provisions of our Certificate of Incorporation, Bylaws and Delaware law could, separately or together:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

Indemnification of officers and directors.

We have authorized and have agreed to indemnify our officers and directors against claims or liabilities arising out of such person's conduct as officers or directors. We have also obtained officers and directors insurance coverage. This provision could operate to reduce the likelihood of derivative action against directors which might, if brought, benefit us. However, we believe that such provision will enhance its ability to attract and retain qualified individuals to serve as its directors.

We do not intend to declare or pay dividends in the foreseeable future.

We currently intend to retain earnings, if any, to support our growth strategy.

Investors may have no exit event.

In general, the three principal ways that the equity owners of any company realize a return on their investment are to receive distributions (i.e., dividends) from the company, to sell their individual ownership interests to a third party or to participate in a company-wide transaction in which they are able to sell their ownership interest (an “exit event”), regardless of whether the exit event is voluntary on our part of (such as a friendly merger) or involuntary (such as a hostile takeover). We may not be successful enough to attract the interest needed for an exit event. Even though the our products and services may prove to be successful, the size of the market may not be sufficient to permit us to go public, merge, or join with a strategic partner to provide stockholders with an exit event for their illiquid investment.

We may not be able to attract or retain qualified personnel.

Management of our business requires substantial skill and knowledge. Many factors will affect our ability to attract and retain qualified personnel. We will compete with large, and well-established, highly capitalized firms to hire and retain qualified personnel. There is no assurance that we will be successful in doing so. We have employment agreements in place for our two employees, Stuart Schreiber and David Larson. . If we were to lose one or more key employees, we may be unable to prevent the unauthorized disclosure of our strategic planning, procedures, practices, or client lists. To address this issue, we have confidentiality agreements in place from both Stuart Schreiber and David Larson. Furthermore, we may seek confidentiality agreements from persons we hire in the future, however, we may not obtain such agreements in every case or be able to enforce them. In addition, we do not have “key person” life insurance policies covering any of our employees.

We will suffer if it fails to compete effectively in the marketplace.

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience in marketing and providing financial services, and in dealing with regulatory bodies and applicable laws and regulations.

Our business may require strategic alliances that may not be available.

Typical of many developmental companies, our ongoing business strategy includes the establishment of strategic alliances or licensing arrangements with corporate partners. There is no assurance that we will be able to obtain favorable collaborative arrangements or, if established, that such arrangements will lead to success.

Like other Companies in its industry, in the future we may risk litigation and uninsured losses.

Providers of information risk litigation and potential uninsured losses. While we expect to obtain and maintain comprehensive liability insurance and where appropriate, extended coverage, with respect to our business with policy specifications, limits and deductibles customary in the industry, we may not be able to secure such insurance for all risks or at all on favorable terms, particularly until we have greater operating experience. Certain losses may not be insurable economically or at all, such as losses due to war, terrorist act, earthquakes or riots. Should an uninsured loss occur, litigation or uninsured losses may cause a decline in the value of our securities.

Our ability to continue as a going concern requires raising additional funds.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We rent approximately 1,000 square feet of office space in Solana Beach, California, from an unaffiliated third party, for an annual rental of approximately $30,000. We believe that our facilities are adequate to meet our current needs. However, as we begin to implement our business plan, we may need to relocate our headquarters office space. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol “SBCO.” The following table shows the high and low bid prices for our common stock for each quarter since January 8, 2007 (the first day our stock began trading on the OTC Bulletin Board) as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 8, 2007 to June 30, 2007 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$2.00	$0.05
Second quarter	0.35	0.20

As of September 12, 2007, there were approximately 56 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. We did not have any equity compensation plans as of the year ended June 30, 2007, The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of June 30, 2007

RECENT SALES OF UNREGISTERED SECURITIES

On March 13, 2007, we issued 10,000 shares of our common stock to A.S. Austin Company as compensation under a previously disclosed consulting agreement. Our board valued the common stock at $0.25 per share, for a total value of $10,000. The issuance was exempt under Section 4(2) of the Act.

On April 4, 2007, we issued 250,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $25,000. The investor previously paid the purchase price which was used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Act.

On May 10, 2007, we issued 10,000 shares of our common stock to a consultant as compensation for services rendered. Our board valued the common stock at $0.25 per share, for a total value of $10,000. The issuance was exempt under Section 4(2) of the Act.

On June 14, 2007, we issued 187,500 shares of our common stock to a single accredited investor for an aggregate purchase price of $46,856. The investor previously paid the purchase price which was used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Act.

On June 27, 2007, we issued 300,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $25,000. The investor previously paid the purchase price which was used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Act.

On June 27, 2007, we issued 1,000,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $100,000. The investor previously paid the purchase price which was used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our audited financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this report.

OVERVIEW

We are a Delaware corporation with executive officers in California and are focused on the development of business improvement solutions for small business owners. We were incorporated in Delaware in 2002. Since that time, we have created and marketed, in management’s opinion, simple, powerful, affordable solutions to millions of small business owners. Our product line is founded on its patent-pending knowledge base - The “DARE Process” (Decide, Analyze, Realize and Evaluate); which process has been formatted into a series of books, high margin CD’s and internet downloads. In our opinion, these simple, yet powerful tools empower current and future small and home based business owners to succeed. We intend to complement these tools with a global network of licensed business coaches, DARE Success Coaches, who will provide subscription based personalized assistance to micro-entrepreneurs (sole proprietors to ten employees).

SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a June 30 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. No advertising costs were incurred for the years ended June 30, 2007 and 2006.

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

	June 30,	June 30,
	2007	2006
Computers	$7,629	$3,623
Equipment	600	-
Less Accumulated Depreciation	(4,589)	(3,623)
Equipment, net	$3,640	$0

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

RESULTS OF OPERATIONS

Year ended June 30, 2007 vs. year ended June, 2006.

Revenues: We had $284 in revenues for the year ended June 30, 2007 as compared to $94,076 in revenues for the same period in 2006. This reduction in revenues was due to three resource-related factors in the year ended June 30, 2007: (i) registration of our securities under the Securities Exchange Act of 1934, as amended; (ii) re-engineering our products for sale; and (iii) expanding and implementing our marketing plan. We completed the registration process in the quarter ended December 31, 2006 and we currently expect to launch our re-engineered product line by the end of 2007.

Operating Expenses: Our operating expenses for the year ended June 30, 2007 increased by $371,592, or approximately 188%, to $570,552, from $198,960 for the comparable period in 2006. The increase in operating expenses was primarily caused by the increase in accounting, legal and consulting fees and related expenses of $168,812 due to costs associated with the registration of our securities. Other factors that increased operating expenses approximately $202,780 were associated with book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss increased to $677,372 for the year ended June 30, 2007 from $104,884 for the comparable period in 2006.

Liquidity and Capital Resources

From our inception on November 26, 2002 to June 30, 2007, we have had a net loss from operations of $1,000,860 and had $1,279,140 in total operating expenses. We had working capital at June 30, 2007 of $14,090 and we had cash of $16,347 as June 30, 2007. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $278,280 in revenues, $160,496 in loans, $150,000 from the sale of convertible debentures and $438,000 in proceeds from the sale of our common stock.

We used $364,252 of net cash in operating activities for the year ended June 30, 2007 as compared to using $58,418 for the year ended June 30, 2006. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services and an increase in our accounts payable.

Net cash flows used in investing activities was $4,605 for the year ended June 30, 2007 as compared to $0 for the comparable period in 2006. Net cash flows provided by financing activities was $365,496 for the year ended June 30, 2007 as compared to $77,500 for the year ended June 30, 2006. This increase in net cash provided by financing activities was primarily attributable to proceeds from notes payable and subscriptions received on the sale of our common stock and other securities.

As of June 30, 2007, we had cash on hand of $16,347 and accounts receivable of $0, which is sufficient to satisfy our operating requirements only through October 2007. We anticipate that we will need at least $450,000 in additional working capital to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. We are currently seeking to fund our capital requirements from the sale of our debt or equity securities, however it is possible that we will be unable to obtain sufficient additional capital through the sale of our debt and/or equity securities as needed. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Off Balance Sheet Arrangements

None

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold.

Name	Age	Position(s)
Stuart Schreiber	61	Chief Executive Officer, President, Treasurer, Chief Financial Officer and Director
David Larson	56	Vice President, Chief Operating Officer, Secretary and Chairman of the Board of Directors
Peter Barca	52	Director

Stuart Schreiber is one of our co-founders and has been Chief Executive Officer, President and a director of Company since inception. From June 2001 to November 2002, he served as a partner of Optibiz, LLC, a small business solution company in San Diego, California, which he co-founded. From January 2000 to June 2001, Mr. Schreiber served as Vice President of Strategic Planning for MIR3 Corporation, a telecommunications and software company located in San Diego, California. From June 1997 to January 2000, Mr. Schreiber was President and owner of Insuranceguru.com, a privately-held insurance information website company located in San Diego, California, which he founded. From February 1991 to November 1999, Mr. Schreiber was President and owner of Consumer Claims Service, a privately-held insurance adjusting services company located in San Diego, California, which he founded. Mr. Schreiber graduated from Cal State University Northridge in June, 1963 with a degree in Business Administration.

David Larson is one of our co-founders and has been has been Vice President, Chief Operating Officer, Secretary and Chairman of the Board of Directors of the Company since inception. From June 2001 to November 2002, he served as a partner of Optibiz, LLC, a small business solution company in San Diego, California, which he co-founded. From January 2001 to January 2002, Mr. Larson served as Director of Marketing for American Express Educational Loans, a student loan lender located in San Diego, California. From January 2000 to January 2001, he served as Vice President of Marketing for MIR3 Corporation, a telecommunications and software company located in San Diego, California. From January 1999 to January 2000, Mr. Larson served as Vice President of Marketing for CollegeClub.com, a web portal company located in San Diego, California. From June 1995 to January 1999, Mr. Larson served as Director of Marketing for Encad, Inc., a manufacturer of large format digital printing systems located in San Diego, California. Mr. Larson graduated with a degree in Business from Cal State University Los Angeles in May, 1976.

Peter Barca, 52, has been one of our directors since August 7, 2007. Mr. Barca is an independent director. Mr. Barca currently serves as Presdient of Aurora Associates, LLC, a consulting firm. Prior to his appointment as President in January 2007, Mr. Barca served as Vice President of Aurora Associates from June 2002.

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are appointed annually by our board of directors and serve at the discretion of the board.

Management Compensation

Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to the Company, in all capacities, during the fiscal year ended June 30, 2007. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this Annual Report as “named executive officers.” While our Chief Executive Officer was not paid more than $100,000 for the fiscal year ended June 30, 2007, we are nonetheless required to include his compensation in the table.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary	Total
Stuart Schreiber	2007	$67,000(1)	$67,000
President Chief Executive Officer	2006	32,000(1)	32,000
Chief Financial Officer and Director

(1) Mr. Schreiber’s employment agreement provides for a base salary of $120,000. The amounts listed in the table above is the compensation actually paid to Mr. Schreiber. We do not accrue any amounts of salary due but not paid as a liability on our financial statements.

Limitation of Director Liability; Indemnification
We have adopted provisions in our certificate of incorporation that limit the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under the Delaware General Corporation Law. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liabilities:

•	for any breach of their duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the Delaware General Corporation Law; or

•	for any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Our bylaws also permit us to purchase insurance on behalf of any officer, director, employee or other agent for any liability arising out of his actions as our officer, director, employee or agent, regardless of whether the bylaws would permit indemnification. We have entered into separate indemnification agreements with our directors and executive officers that could require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We believe that the limitation of liability provision in our certificate of incorporation and the indemnification agreements will facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

Our board of directors has adopted a Code of Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and is being filed as an Exhibit to this Annual Report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at 674 Via de La Valle, Solana Beach, CA 92075, Attention: Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

STOCK OPTION GRANTS

Option Grants in the Last Fiscal Year. No options were granted for the year ended June 30, 2007.

Option Exercises in 2006 and Aggregate Option Values at June 30, 2006. No options have been exercised by any of our executive officers, during the year ended June 30, 2007. As of June 30, 2007, no unexercised options were held by any of our officers or directors.

No bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation were awarded to, earned by, or paid to our officers since inception or are contemplated through June 30, 2007.

DIRECTOR COMPENSATION

Directors currently receive no compensation from the Company for serving as directors.

EMPLOYMENT AGREEMENTS

On December 31, 2002, we entered into employment agreements with Stuart Schreiber, our President and Chief Executive Officer, and David Larson, our Chairman of our Board of Directors and Chief Operating Officer. Pursuant to their respective agreements, each of the foregoing officers is required to devote his entire business time to our affairs. These employment agreements each provide for an annual salary of up to $120,000 per year and a $500 monthly allowance for medical and dental insurance. However, each agreement specifically limits the salary to our current financial ability to pay the salary and provides for no back payment of unpaid amounts. We determine whether to pay compensation and the amount of compensation, if any, to pay based upon a monthly review of our financial condition including accounts payable and accounts receivable. If we determine at the end of a month sufficient funds are available, compensation is paid. When no funds are available, no compensation is paid. Each of these employment agreements is subject to automatic twelve-month extensions, unless either party chooses not to renew.

CONFIDENTIALITY AGREEMENTS

Messrs. Schreiber and Larson have each executed a “Confidentiality and Inventions Agreement under which they agree to not to disclose any confidential, trade secret or proprietary information of the Company. In addition, each has assigned any “inventions” (as defined) created during the course of their employment to the Company. This agreement also contains a non-compete provision that provides that during my employment and for a period of one year after termination of the period of employment, without our express written consent, each employee shall not, directly or indirectly, (i) employ, solicit for employment, or recommend for employment any person employed by us (or any Affiliate); and (ii) engage in any present or contemplated business activity that is or may be competitive with us (or any Affiliate) in any state where we conduct our business, unless he can prove that any action taken in contravention of this provision was done without the use in any way of confidential information as defined in the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 12, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The following table assumes that there are 18,522,834 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned
Stuart Schreiber(Director, Officer)	6,300,000	34.01%
David Larson (Director, Officer)	6,300,000	34.01%
Peter Barca (Director)	0	*
Paul Ferandell (Beneficial Owner)	1,150,000 (2)	6.20%
All directors and officers as a group (3 persons)	12,600,000	68.02%

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 674 Via de La Valle Solana Beach, CA 92075

(2)
Includes 600,000 shares held by Ferandell Tennis Courts Inc. Defined Benefit located at 4622 Viste De La Tierra, Del Mar, Ca 92014 and 550,000 shares held by Feraandell Tennis Courts-Defined Benefit Plan located at 2120 Jimmy Durante Blvd., Suite 102, Del Mar, CA 92014. Paul Ferandell controls both of these entities and has sole dispositive voting power over these shares.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of The Small Business Company. There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

Upon formation in November 2002, we issued our founders shares of common stock in exchange for the assets of Optibiz LLC as follows:

Stuart Schreiber	6,500,000
David Larson	6,500,000

We valued these shares issued for the assets at $.0001 per share or $1,300 aggregate based upon the par value of the stock.

For advisory and consulting services valued at $6,250, Director Marvin Adler received 25,000 shares of common stock for services rendered to us on January 2, 2006 based on a share price of $.25 per share. Mr. Adler served as one of our directors from November 2004 through April 2007.

Until 2006, we leased approximately 400 square feet of office space in San Diego, California from both Mr. Schreiber and Mr. Larson for an annual rental of approximately $12,000 each. From our inception on November 26, 2002 to June 30, 2006, we paid a total of $24,000 in rent. The foregoing lease arrangement was terminated and replaced during fiscal 2007.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our affiliates and us. From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of our Company and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of our Company and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that (1) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (2) the transaction be approved by a majority of our disinterested outside directors and (3) the transaction be fair and reasonable to our Company at the time it is authorized or approved by our directors.

ITEM 13. EXHIBITS.

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT
3.1(i)	Articles of Incorporation (1)

3.1(ii)	Bylaws (1)

4.1	Unsecured Loan Agreement dated April 4, 2006 between Paul Ferandell and The Small Business Company (1)

4.2	Unsecured Loan Agreement dated May 31, 2006 between Paul Ferandell and The Small Business Company (1)

4.3	Form of Warrant (1)

4.4	Form of Convertible Note (2)

4.5	Form of Warrant (2)

10.1	Schreiber Employment Agreement (1)

10.2	Schreiber Non-Compete Agreement (1)

10.3	Larson Employment Agreement (1)

10.4	Larson Non-Compete Agreement (1)

10.5	Stock Purchase Agreement dated as of January 19, 2007 by and between Frontier Micro-Cap Fund, a Maryland corporation and The Small Business Company, a Delaware corporation. (3)

10.6	Stock Purchase Agreement dated as of February 12, 2007 by and between A.S. Austin Company, a Nevada corporation and The Small Business Company, a Delaware corporation. (4)

10.7	Stock Purchase Agreement dated as of February 12, 2007 by and between Heather Austin, an individual, and The Small Business Company, a Delaware corporation. (4)

10.8	Form of Subscription Agreement. (2)

10.9	Consulting Agreement dated as of February 9, 2007 (5)

14	Code of Ethics (6)

31.1
Certification of Stuart Schreiber, Chief Executive Officer and Chief Financial Officer of The Small Business Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.(6)

32.1
Certification of Stuart Schreiber, Chief Executive Officer and Chief Financial Officer of The Small Business Company., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB, as amended, originally filed with the SEC on August 15, 2006 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007 and incorporated herein by reference.

(6)	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Moore & Associates, Chartered, billed us $2,000 in fees for our annual audit for the year ended June 30, 2007, and $4,500 in fees for the review of our quarterly financial statements for that year.

Moore & Associates, Chartered, billed us $2,000 in fees for our annual audit for the year ended June 30, 2006, and $4,500 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees to Moore & Associates, Chartered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2007 and 2006.

TAX FEES

We did not pay any fees to Moore & Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal years 2007 and 2006.

ALL OTHER FEES

There were no other fees billed by Moore & Associates, Chartered for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of December 31, 2007 and 2006 and for the years then ended, none of the hours expended on Moore & Associates, Chartered engagement to audit those financial statements were attributed to work by persons other than Moore & Associates, Chartered’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMALL BUSINESS COMPANY

Date: September 28, 2007	By:	/s/ Stuart Schreiber
Stuart Schreiber Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart Schreiber	Chief Executive Officer, Chief Financial Officer	September 28, 2007
Stuart Schreiber	and Director

/s/ David Larson	Vice President, COO, Secretary, Director	September 28, 2007
David Larson

/s/ Peter Barca	Director	September 28, 2007
Peter Barca

THE SMALL BUSINESS COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm - Moore & Associates	F-2

Consolidated Balance Sheet as of June 30, 2007	F-3.

Consolidated Statements of Operations for Years Ended June 30, 2007 and 2006	F-4.

Consolidated Statements of Stockholders' Deficit Years Ended June 30, 2007 and 2006	F-5.

Consolidated Statements of Cash Flows Years Ended June 30, 2007 and 2006	F-7.

Notes to Consolidated Financial Statements	F-8.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Small Business Company, Inc
San Diego, California

We have audited the accompanying balance sheet of The Small Business Company, Inc as of June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the period from inception on November 26, 2002 through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Small Business Company, Inc (A development stage company) as of June 30, 2007 and the results of its operations and its cash flows for the period from inception on November 26, 2002 through June 20, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in its development stage and has incurred net losses $1,054,121 as of June 30, 2007 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
September 24, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2007	2006
ASSETS

Current Assets
Cash	$16,347	$19,708
Prepaid Expense	2,000	-
Accounts Receivable	-	1,000

Total Current Assets	18,347	20,708

Property and Equipment, net	3,640	-

Total Assets	$21,987	$20,708

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$32,437	$-

Total Current Liabilities	32,437	-

Long-Term Liabilities
Notes Payable	138,215	-
Short Term Notes	-	-
Credit Cards Payable	22,281
Convertible Debentures	150,000	-

Total Long Term Liabilities	310,496	-

Total Liabilities	342,933	-

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on June 30, 2007 and
June 30, 2006 is 18,422,834 and
16,045,334 shares respectively	1,843	1,605

Additional Paid-in Capital	785,175	374,695

Subscriptions Receivable	-	75,000

Deficit Accumulated during Development
Stage	(1,107,964)	(430,592)

Total Stockholders' Equity	(320,946)	20,708

Total Liabilities and Stockholders' Equity	$21,987	$20,708

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations

			November 26,
	Year Ended		2002 (Inception)
	June 30,		to June 30,
	2007	2006	2007

Income
Consulting Revenue	$284	$94,076	$278,280

Operating Expenses
General and Administrative	478,186	198,139	1,183,150
Professional Fees	91,401	-	91,401
Depreciation	965	821	4,589

Total Expenses	570,552	198,960	1,279,140

Net Loss from Operations	(570,268)	(104,884)	(1,000,860)

Other Expenses
Warrant Issue Expense	(53,843)		(53,843)
Interest Expense	(53,261)	-	(53,261)

Net Loss	$(677,372)	$(104,884)	$(1,107,964)

Basic and Diluted
(Loss) per Share	a	a

Weighted Average
Number of Shares	16,406,622	16,020,527

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity

From November 26, 2002 (Inception) to June 30, 2007

						(Deficit)
						Accumulated
	Price					during	Total
	Per	Common Stock		Paid in	Subscriptions	Development	Equity/
	Share	Shares	Amount	Capital	(Receivable)	Stage	(Deficit)

Common Shares issued to Founders
for Services		13,000,000	$1,300	$-		$-	$1,300

Common Shares issued for Cash
between 6-Jan-03 and 16-Jan-03	$0.04	250,000	25	9,975			10,000
between 17-Jan-03 and1-May-03	$0.15	553,334	55	82,945			83,000
on 4-Mar-03	$0.10	100,000	10	9,990			10,000
-
Net (Loss)						(90,278)	(90,278)

Balance, June 30, 2003		13,903,334	1,390	102,910	-	(90,278)	14,022

Common Shares issued for Cash
between 30-Dec-03 and 5-Apr-04	$0.25	92,000	9	22,991			23,000
Common Shares issued for Services
on 2-Jan-04	$0.25	493,000	49	123,201			123,250

Net (Loss)						(225,883)	(225,883)

Balance, June 30, 2004		14,488,334	1,448	249,102	-	(316,161)	(65,611)

Common Shares issued for Cash
on 2-Aug-04	$0.25	100,000	10	24,990			25,000
on 20-Aug-04	$0.25	8,000	1	1,999			2,000
Common Shares issued for Cash
between 18-Nov-04 to 31-Dec 04	$0.06	1,364,000	137	77,363			77,500

Net (Loss)						(9,547)	(9,547)

Balance, June 30, 2005		15,960,334	1,596	353,454	-	(325,708)	29,342

Cash for Stock Subscriptions	$0.10				75,000		75,000
Common Shares issued for Cash
on 23-Aug-05	$0.25	10,000	1	2,499			2,500
Common Shares issued for Service
on 15-Sep-05	$0.25	75,000	8	18,742			18,750

Net (Loss)						(104,884)	(104,884)

Balance, June 30, 2006		16,045,334	1,605	374,695	75,000	(430,592)	20,708

Cash for Stock Subscriptions
on 10-Aug-06	$0.08				25,000		25,000
Common Shares issued for Service
on 21-Aug-2006	$0.25	100,000	10	24,990			25,000
Cash for Stock Subscriptions
on 02-Nov-06	$0.10				50,000		50,000
Common Shares issued for Cash
on 19-Jan-2007	$0.25	40,000	4	9,996			10,000
Common Shares issued for Cash
on 12-Feb-2007	$0.25	180,000	18	44,982			45,000
Common Shares issued for Consulting
services on 20-Feb-2007	$0.25	300,000	30	74,970			75,000

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity

From November 26, 2002 (Inception) to June 30, 2007

	Price Per	Common Stock		Paid in	Subscriptions	(Deficit) Accumulated during Development	Total Equity/
	Share	Shares	Amount	Capital	(Receivable)	Stage	(Deficit)
Common Shares issued for Service
on 13-Mar-2007	$0.25	10,000	1	2,499			2,500
Common Shares issued on prepaid
subscriptions on 04-Apr-2007	$0.10	250,000	25	24,975	(25,000)		-
Common Shares issued for Service
on 10-May-2007	$0.25	10,000	1	2,499			2,500
Common Shares issued in payment
of Interest on 14-Jun-2007	$0.25	187,500	19	46,856			46,875
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	$0.08	300,000	30	24,970	(25,000)		-
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	$0.10	1,000,000	100	99,900	(100,000)		-
Imbedded derivative costs for issue
of stock warrants				53,843			53,843

Net (Loss)						(677,372)	(677,372)

Balance, June 30, 2007		18,422,834	$1,843	$785,175	$-	$(1,107,964)	$(320,946)

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows

			November 26,
	Year Ended		2002 (Inception)
	June 30,		to June 30,
	2007	2006	2007
Operating Activities
Net (Loss)	$(677,372)	$(104,884)	$(1,107,964)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	226,875	18,750	248,300
Common Stock issued for Interest Payment	-	-	46,875
Imbedded Derivative Warrant Issue Expense	53,843		53,843
Depreciation	965	821	4,589
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	1,000	29,300	-
(Increase)/Decrease in Prepaid Expense	(2,000)	-	(2,000)
Increase/(Decrease) in Accounts Payable	32,437	(2,405)	32,437

Net Cash Provided by Operating Activities	(364,252)	(58,418)	(723,920)

Investment Activities
Purchase of Equipment	(4,605)	-	(8,229)

Net Cash (Used) by Investment Activities	(4,605)	-	(8,229)

Financing Activities
Proceeds from Notes Payable	138,215	-	138,215
Proceeds from Short Term Notes	22,281		22,281
Proceeds from Convertible Debentures	150,000	-	150,000
Proceeds from Prepaid Subscriptions	-	75,000	-
Proceeds from sale of Common Stock	55,000	2,500	438,000

Net Cash Provided by Financing Activities	365,496	77,500	748,496

Net Increase in Cash	(3,361)	19,082	16,347

Cash, Beginning of Period	19,708	626	-

Cash, End of Period	$16,347	$19,708	$16,347

Supplemental Information:
Interest Paid	$6,386	$-	$10,892
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

The Small Business Company
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS
(June 30, 2007 and 2006)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Small Business Company (“Company”) was incorporated in Delaware on November 26, 2002. The Company, based in San Diego, California began business as Optibiz, LLC, a California limited liability company and then converted to a Delaware corporation on November 26, 2002.

The Company is in its development stage even though it has produced limited revenues in proof-of-concept beta testing and business development consulting services. The company develops, packages and will market business improvement solutions for small business owners in the form of books, CD’s, and Business Coaching. The company will market these products through mixed media including national cable TV commercials.

NOTE 2. RESTATED FINANCIALS

During the year ended June 30, 2006, the Company erroneously recorded $75,000 as a liability entitled Convertible Notes Payable. In substance the note instrument was actually a prepayment for a deferred issue of 1,320,000 of shares of stock. There is no provision for interest or any repayment option other than the issuance of stock.

The Company’s financial statements were revised to eliminate the payable and record a contra Subscriptions Receivable resulting in a $75,000 increase in equity, which will be written to the common stock and additional, paid in capital upon issue of the stock.

The issue of stock has been recorded as of June 27, 2007.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a June 30 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. No advertising costs were incurred for the period ended June 30, 2007 and the year ended June 30, 2006.

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

	June 30	June 30
	2007	2006

Computers	$7,629	$3,623
Equipment	600
Less Accumulated Depreciation	(4,589)	(3,623)
Equipment, net	$3,640	$0

Revenue Recognition

Revenues from services are recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, services have been rendered, payment has been contractually earned and it is reasonably assured that the related receivable or unbilled revenue is collectible.

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $1,054,121 as of June 30, 2007. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has produced limited revenues through business consulting and beta testing of its products. The company has authored four books and four instructional CD’s for small business owners and is testing its business-coaching platform. The Company will begin full-scale marketing of its products and services during the current fiscal year as it continues to execute its business plan.

Management plans to obtain $200,000 in each of three growth phases. Funds are expected from revenues generated by the sale of products and services, the sale of stock and the issuance of debt instruments. The first phase to begin upon becoming a publicly traded company includes funding to publish, print and market their book titles; re-format and re-program their master CD title, and the publication, packaging and marketing of their master CD.

The second phase to begin ninety days after phase one funding includes money for additional staff; the final deployment of their e-commerce website; publication, packaging and marketing of additional CD’s and securing additional inventory of books.

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

Lease Commitments

The Company leases approximately 1,000 square feet of office space in Solana Beach, California, from an unaffiliated third party, for an annual rental of approximately $30,000. Rent expense for the years ended June 30, 2006 and 2005 was $30,000 each and projection for next five years is the same although Company growth may require more space and a higher lease payment.

NOTE 6. CONVERTIBLE DEBENTURES

On February 16, 2007 the Company filed its intent to issue a minimum of three and a maximum of fifteen units of convertible debentures. Each unit consists of a $25,000 note convertible to common stock at the rate of $0.20 per share and a three year warrant to purchase 25,000 common shares at $0.20 per share. The debentures carry a 10% interest rate payable quarterly from the date of issue with the principle due December 31, 2009.

The debentures and accumulated interest may be converted at anytime up to maturity for common stock at the rate of $0.20 per share. The Company can redeem the debentures after December 31, 2007 at 105% of the outstanding principle balance and with payment of accrued interest to the redemption date.

The warrants expire three years after issue and may be exercised at any time commencing six months after final sale.

As of June 30, 2007 the Company has sold six convertible debenture units for aggregate total of $150,000 and recorded imbedded derivative costs of $11,801 associated with the issue of 150,000 warrants. The calculation was made using the Black-Scholes pricing model using the following variables (1) 5.16% risk-free interest rate, (2) three years to maturity, (3) expected volatility of 2.05%, (4) zero expected dividends, and (5) a strike price of $0.20.

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

Following is a list of warrants granted and their status:

	Warrants	Exercise	Expiration
	Granted	Price	Date
Inception to June 30, 2003	903,334	$0.50	Expired 5/30/06

Year Ended June 30, 2004	72,000	0.75	Expired 2/23/07
	20,000	0.75	Expired 4/5/07

Year Ended June 30, 2005	108,000	0.75	8/20/07

Period Ended December 31, 2006	500,000	0.25	11/1/08

February 9, 2007	700,000	0.20	2/28/08

June 30, 2007	150,000	0.20	6/30/10

On February 9, 2007 the Company entered into a one year consulting agreement that included the issue of 300,000 commons shares upon consummation of the agreement and the provision for the issue of warrants to purchase 700,000 common shares at $0.20 per share. The warrants will be issued ratably over the life of the contract on the first calendar day of the month.

The Company recorded imbedded derivative costs of $42,041 associated with the issue of 700,000 warrants. The calculation was made using the Black-Scholes pricing model using the following variables (1) 5.16% risk-free interest rate, (2) one year to maturity, (3) expected volatility of 2.05%, (4) zero expected dividends, and (5) a strike price of $0.20.

As of June 30, 2007 the Company has issued warrants to purchase 150,000 common shares at $0.20 per share associated with its issue of convertible debentures and recorded $11,802 imbedded derivative cost associated with their issue as detailed above in Note 6.

No warrants have been exercised. There is no public market for the stock.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Small Business Company (“Company”) was incorporated in Delaware on November 26, 2002. The Company, based in San Diego, California, develops, packages and markets business improvement solutions for small business owners. The Company began business as Optibiz, LLC, a California limited liability company and then converted to a Delaware corporation on November 26, 2002.

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

On April 4, 2007 the Company issued 250,000 common shares at $0.10 per share for deferred issue of prepaid subscription received in the amount of $25,000.

On May 10, 2007 the Company issued 10,000 common shares at $0.25 per share for services valued at $2,500.

On June 14, 2007 the Company issued 187,500 common shares at $0.25 per share in payment of accrued interest in the amount of $46,856.

On June 27, 2007 the Company issued 300,000 common shares at $0.082 per share for deferred issue of prepaid subscription received in the amount of $25,000.

On June 27, 2007 the Company issued 1,000,000 common shares at $0.10 per share for deferred issue of prepaid subscription received in the amount of $100,000.

As of June 30, 2007 the Company also has a balance of 850,000 outstanding warrants for common stock as detailed above.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $243,752, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the estimated NOL of $1,107,964. The total valuation allowance is a comparable $243,752.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended June 30, 2007, 2006 and 2005:

June 30,	2007	2006
Deferred Tax Asset	$149,022	$23,075
Less: Valuation Allowance	(149,022)	(23,075)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$90,278	2023
2004	225,883	2024
2005	9,547	2025
2006	104,885	2026
2007	677,372	2027
Total NOL	$1,107,964

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