Form 10QSB
period 2007-09-30
SMALL BUSINESS CO
filed 2007-11-15
CIK 1285936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

___________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2007, 18,722,834 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets
Unaudited

		June 30,
	September 30,	2007
	2007	(Audited)

ASSETS

Current Assets
Cash	$447	$16,347
Deposits	3,000	2,000
Inventory	1,146	-

Total Current Assets	4,593	18,347

Property and Equipment, net	3,255	3,640

Total Assets	$7,848	$21,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$16,658	$32,437

Total Current Liabilities	16,658	32,437

Long-Term Liabilities
Notes Payable	120,552	138,215
Credit Cards Payable	35,779	22,281
Convertible Debentures	300,000	150,000

Total Long Term Liabilities	456,331	310,496

Total Liabilities	472,989	342,933

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on September 30, 2007 and June 30,
2007 is 18,722,834 and 18,422,834 respectively	1,873	1,843

Additional Paid-in Capital	855,948	785,175

Subscriptions Receivable	-	-

Deficit Accomulated during Development Stage	(1,322,962)	(1,107,964)

Total Stockholders' Equity	(465,141)	(320,946)

Total Liabilities and Stockholders' Equity	$7,848	$21,987

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations
Unaudited

			November 26,
	Three Months Ended		2002 (Inception)
	September 30,		to September 30,
	2007	2006	2007

Income
Consulting Revenue	$1,448	$-	$279,728

Cost of Goods Sold	464		464

Gross Profit	984	-	279,264

Operating Expenses
General and Administrative	144,741	71,670	1,327,891
Professional Fees	51,938	11,833	143,339
Depreciation	385	99	4,974

Total Expenses	197,064	83,602	1,476,204

Net Loss from Operations	(196,080)	(83,602)	(1,196,940)

Other Expenses
Warrant Issue Expense	-	-	(53,843)
Interest Expense	(18,918)	(60)	(72,179)

Net Loss	$(214,998)	$(83,662)	$(1,322,962)

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.01)

Weighted Average
Number of Shares	18,485,877	16,045,334

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows
Unaudited

			November 26,
	Three Months Ended		2002 (Inception)
	September 30,		to September 30,
	2007	2006	2007
Operating Activities
Net (Loss)	$(214,998)	$(83,662)	$(1,322,962)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	59,000	25,000	307,300
Common Stock issued for Interest Payment			46,875
Imbedded Derivative Warrant Issue Expense	11,803		65,646
Depreciation	385	99	4,974
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(2,146)	1,000	(4,146)
(Increase)/Decrease in Prepaid Expense
Increase/(Decrease) in Accounts Payable	(15,779)	15,000	16,658

Net Cash Provided by (Used in) Operating Activities	(161,735)	(42,563)	(885,655)

Investment Activities
Purchase of Equipment	-	(1,187)	(8,229)

Net Cash Provided by (Used in) Investment Activities	-	(1,187)	(8,229)

Financing Activities
Proceeds from Notes Payable	(17,663)		120,552
Proceeds from Short Term Notes	13,498		35,779
Proceeds from Convertible Debentures	150,000		300,000
Proceeds from sale of Common Stock		25,000	438,000

Net Cash Provided by (Used in) Financing Activities	145,835	25,000	894,331

Net Increase in Cash	(15,900)	(18,750)	447

Cash, Beginning of Period	16,347	19,708	-

Cash, End of Period	$447	$958	$447

Supplemental Information:
Interest Paid	$7,115	$-	$60,376
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2007 and June 30, 2007)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Small Business Company, Inc. (“Company”) was incorporated in Delaware on November 26, 2002. The Company, based in Solana Beach, California began business as Optibiz, LLC, a California limited liability company and then converted to a Delaware corporation on November 26, 2002.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of September 30, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. No advertising costs were incurred for the period ended September 30, 2007 and the year ended June 30, 2006.

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

	September 30,	June 30
	2007	2007

Computers	$7,629	$7,629
Equipment	600	600
Less Accumulated Depreciation	(4,974)	(4,589)
Equipment, net	$3,255	$3,640

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $1,313,659 as of September 30, 2007. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 1, 2007, The Board of Directors of the Company authorized an increase (from $375,000 to $750,000) in the aggregate principal amount of Debentures which may be sold and issued to investors. Accordingly, the maximum number of Units offered for sale (“Maximum Offering”) has been increased from 15 Units to 30 Units.

As of September 30, 2007 the Company has sold an additional six convertible debenture units for aggregate total of $300,000 and recorded an additional $11,803 imbedded derivative costs for a total of $23,605 associated with the issue of 300,000 warrants. The calculation was made using the Black-Scholes pricing model using the following variables (1) 5.16% risk-free interest rate, (2) three years to maturity, (3) expected volatility of 2.05%, (4) zero expected dividends, and (5) a strike price of $0.20.

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

Following is a list of warrants granted and their status:

	Warrants Granted	Exercise Price	Expiration Date

Inception to June 30, 2003	903,334	$0.50	Expired 5/30/06

Year Ended June 30, 2004	72,000	0.75	Expired 2/23/07
	20,000	0.75	Expired 4/5/07

Year Ended June 30, 2005	108,000	0.75	8/20/07

Period Ended December 31, 2006	500,000	0.25	11/1/08

February 9, 2007`	700,000	0.20	2/28/08

June 30, 2007	150,000	0.20	6/30/10

September 30, 2007	150,000	0.20	9/30/10

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

As of September 30, 2007 the Company has issued warrants to purchase 150,000 common shares at $0.20 per share associated with its issue of convertible debentures and recorded $11,803 imbedded derivative cost associated with their issue as detailed above in Note 6.

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

On August 15, 2007 the Company issued 100,000 common shares at $0.25 per share for services valued at $25,000.

On September 24, 2007 the Company issued 200,000 common shares at $0.17 per share for services valued at $34,000.

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended June 30, 2007 and 2006.

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

OVERVIEW

We are a Delaware corporation with executive officers in California and is focused on the development of business improvement solutions for small business owners. We were incorporated in Delaware in 2002. Since that time, we have created and marketed, in management’s opinion, simple, powerful, affordable solutions to millions of small business owners. Our product line is founded on its patent-pending knowledge base - The “DARE Process” (Decide, Analyze, Realize and Evaluate); which process has been formatted into a series of books, high margin CD’s and internet downloads. In our opinion, these simple, yet powerful tools empower current and future small and home based business owners to succeed. We intend to compliment these tools with a global network of licensed business coaches, DARE Success Coaches, who will provide subscription based personalized assistance to micro-entrepreneurs (sole proprietors to ten employees).

SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a June 30 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of September 30, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. No advertising costs were incurred for the period ended September 30, 2007 and the year ended June 30, 2007.

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

	September 30,	June 30
	2007	2007

Computers	$7,629	$7,629
Equipment	600	600
Less Accumulated	(4,974)	(4,589)
Equipment, net	$3,255	$3,640

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

RESULTS OF OPERATIONS

Three month ended September 30, 2007 vs. Three months ended September 30, 2006.

Revenues: We had $1,448 in revenues for the three months ended September 30, 2007 as compared to $0 in revenues for the same period in 2006. This increase is attributable to the launch or our re-engineered product line in September 2007

Operating Expenses: Our operating expenses for the three months ended September 30, 2007 increased by $113,462, or approximately 36%, to $197,064, from $83,602 for the comparable period in 2006. The increase in operating expenses was primarily attributable to book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss increased to $214,998 for the three months ended September 30, 2007 from $83,662 for the comparable period in 2006.

Liquidity and Capital Resources

From our inception on November 26, 2002 to September 30, 2007, we have had a net loss from operations of $1,196,940 and had $1,476,204 in total operating expenses. We had a working capital deficit at September 30, 2007 of $12,065 and we had cash of $447 as of September 30, 2007. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $279,728 in revenues, $156,331 in loans, 300,000 from the sale of convertible debentures and 438,000 in proceeds from the sale of our common stock.

We used $161,735 of net cash in operating activities for the three months ended September 30, 2007 as compared to using 42,563 for the three months ended September 30, 2006. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services.

Net cash flows used in investing activities was $0 for the three months ended September 30, 2007 as compared to $1,187 for the comparable period in 2006. Net cash flows provided by financing activities was $145,835 for the three months ended September 30, 2007 as compared to $25,000 for the comparable period in 2006. This increase in net cash provided by financing activities was primarily attributable to proceeds from notes payable and subscriptions received on the sale of our common stock and other securities.

As of September 30, 2007, we had cash on hand of $447 and accounts receivable of $0 which is not sufficient to satisfy our current operating requirements. We anticipate that we will need at least $450,000 in additional working capital to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. We are currently seeking to fund our capital requirements from the sale of our debt or equity securities, however it is possible that we will be unable to obtain sufficient additional capital through the sale of our debt and/or equity securities as needed. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2007, we issued 100,000 shares of common stock in consideration of graphic design services received as a compensatory stock grant. Our board valued the common stock at $0.25 per share, for a total value of $25,000. The issuance was exempt under Section 4(2) of the Act.

On September 24, 2007, we issued 200,000 shares of common stock for investor relation services received as a compensatory stock grant. Our board valued the common stock at $0.17 per share, for a total value of $34,000. The issuance was exempt under Section 4(2) of the Act.

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

THE SMALL BUSINESS COMPANY

November 15, 2007	/s/ Stuart Schreiber
Stuart Schreiber
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)