Form 10QSB
period 2007-12-31
SMALL BUSINESS CO
filed 2008-02-14
CIK 1285936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 7, 2008, 18,822,834 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

		June 30,
	December 31,	2007
	2007	(Audited)

ASSETS

Current Assets
Cash	$7,077	$16,347
Deposits	3,000	2,000
Inventory	1,146	-

Total Current Assets	11,223	18,347

Property and Equipment, net	2,870	3,640

Total Assets	$14,093	$21,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$30,455	$32,437

Total Current Liabilities	30,455	32,437

Long-Term Liabilities
Notes Payable	149,260	138,215
Credit Cards Payable	64,930	22,281
Convertible Debentures	300,000	150,000

Total Long Term Liabilities	514,190	310,496

Total Liabilities	544,645	342,933

Stockholders' Equity
Common Stock, authorized 500,000,000 shares, par value $0.0001, issued and outstanding on December 31, 2007 and June 30, 2007 is 18,722,834 and 18,422,834 respectively	1,873	1,843

Additional Paid-in Capital	855,948	785,175

Deficit Accumulated during Development Stage	(1,388,373)	(1,107,964)

Total Stockholders' Equity	(530,552)	(320,946)

Total Liabilities and Stockholders' Equity	$14,093	$21,987

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					November 26,
	Six Months Ended		Three Months Ended		2002 (Inception)
	December 31,		December 31,		to December 31,
	2007	2006	2007	2006	2007

Income
Consulting Revenue	$1,476	$-	$28	$-	$282,256

Cost of Goods Sold	467	-	3	-	467

Gross Profit	1,009	-	25	-	281,789

Operating Expenses
General and Administrative	180,731	147,006	40,955	75,336	1,256,829
Advertising	4,965	-	-	-	32,017
Professional Fees	65,065	26,417	13,127	14,584	238,966
Depreciation	770	198	385	99	5,359

Total Expenses	251,531	173,621	54,467	90,019	1,533,171

Net Loss from Operations	(250,522)	(173,621)	(54,442)	(90,019)	(1,251,382)

Other Expenses
Warrant Issue Expense	-	-	-	-	(53,843)
Interest Expense	(29,887)	(839)	(10,969)	(779)	(83,148)

Net Loss	$(280,409)	$(174,460)	$(65,411)	$(90,798)	$(1,388,373)

Basic and Diluted (Loss) per Share	$(0.02)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Shares	18,604,356	16,045,334	18,604,356	16,045,334

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity
(Unaudited)
From November 26, 2002 (Inception) to December 31, 2007

						(Deficit)
						Accumulated
	Price					during	Total
	Per	Common Stock		Paid in	Subscriptions	Development	Equity/
	Share	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common Shares issued to Founders for Services		13,000,000	$1,300	$-	$-	$-	$1,300

Common Shares issued for Cash
between 6-Jan-03 and 16-Jan-03	$0.04	250,000	25	9,975			10,000
between 17-Jan-03 and1-May-03	$0.15	553,334	55	82,945			83,000
on 4-Mar-03	$0.10	100,000	10	9,990			10,000

Net (Loss)						(90,278)	(90,278)

Balance, June 30, 2003		13,903,334	1,390	102,910	-	(90,278)	14,022

Common Shares issued for Cash
between 30-Dec-03 and 5-Apr-04	$0.25	92,000	9	22,991			23,000
Common Shares issued for Services
on 2-Jan-04	$0.25	493,000	49	123,201			123,250

Net (Loss)						(225,883)	(225,883)

Balance, June 30, 2004		14,488,334	1,448	249,102	-	(316,161)	(65,611)

Common Shares issued for Cash
on 2-Aug-04	$0.25	100,000	10	24,990			25,000
on 20-Aug-04	$0.25	8,000	1	1,999			2,000
Common Shares issued for Cash
between 18-Nov-04 to 31-Dec 04	$0.06	1,364,000	137	77,363			77,500

Net (Loss)						(9,547)	(9,547)

Balance, June 30, 2005		15,960,334	1,596	353,454	-	(325,708)	29,342

Cash for Stock Subscriptions	$0.06				75,000		75,000
Common Shares issued for Cash
on 23-Aug-05	$0.25	10,000	1	2,499			2,500
Common Shares issued for Service
on 15-Sep-05	$0.25	75,000	8	18,742			18,750

Net (Loss)						(104,884)	(104,884)

Balance, June 30, 2006		16,045,334	1,605	374,695	75,000	(430,592)	20,708

Cash for Stock Subscriptions
on 10-Aug-06	$0.08				25,000		25,000
Common Shares issued for Service
on 21-Aug-2006	$0.25	100,000	10	24,990			25,000
Cash for Stock Subscriptions
on 02-Nov-06	$0.10				50,000		50,000
Common Shares issued for Cash
on 19-Jan-2007	$0.25	40,000	4	9,996			10,000
Common Shares issued for Cash
on 12-Feb-2007	$0.25	180,000	18	44,982			45,000
Common Shares issued for Consulting
services on 20-Feb-2007	$0.25	300,000	30	74,970			75,000
Common Shares issued for Service
on 13-Mar-2007	$0.25	10,000	1	2,499			2,500
Common Shares issued on prepaid
subscriptions on 04-Apr-2007	$0.10	250,000	25	24,975	(25,000)		-
Common Shares issued for Service
on 10-May-2007	$0.25	10,000	1	2,499			2,500
Common Shares issued in payment
of Interest on 14-Jun-2007	$0.25	187,500	19	46,856			46,875
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	$0.08	300,000	30	24,970	(25,000)		-
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	$0.10	1,000,000	100	99,900	(100,000)		-
Imbedded derivative costs for issue
of stock warrants				53,843			53,843

Net (Loss)						(677,372)	(677,372)

Balance, June 30, 2007		18,422,834	1,843	785,175	-	(1,107,964)	(320,946)

Common Shares issued for Service
on 15-Aug-2007	$0.25	100,000	10	24,990			25,000
Common Shares issued for Service
on 24-Sep-07	$0.17	200,000	20	33,980			34,000
Imbedded derivative costs for issue
of stock warrants				11,803			11,803

Net (Loss)						(280,409)	(280,409)

Balance, December 31, 2007		18,722,834	$1,873	$855,948	$-	$(1,388,373)	$(530,552)

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

					November 26, 2002
	Six Months Ended		Three Months Ended		(Inception) through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
Cash flows from operating activities
Net (Loss)	$(280,409)	$(174,460)	$(65,411)	$(90,798)	$(1,388,373)
Adjustments to reconcile Net (Loss) to cash:
Common Stock issued for Services	59,000	25,000	-	-	307,300
Common Stock issued for Interest Payment	-	-	-	-	46,875
Imbedded Derivative Warrant Issue Expense	11,803	-	-	-	65,646
Depreciation	770	198	385	99	5,359
Changes in Assets and Liabilities
Increase (decrease) in Accounts Receivable	(2,146)	1,000	-	-	(4,146)
Increase (decrease) in Prepaid Expense	-	(475)	-	(475)	-
Increase (decrease) in Accounts Payable	(1,982)	15,724	13,797	724	30,455
Net cash (used) by operating activities	(212,964)	(133,013)	(51,229)	(90,450)	(936,884)

Cash flows from investment activities
Purchase of Equipment	-	(1,187)	-	-	(8,229)
Net cash provided by investment activities	-	(1,187)	-	-	(8,229)

Cash flows from investment activities Proceeds from Notes Payable	11,045	50,000	28,708	50,000	149,260
Proceeds from Short Term Notes	42,649	(785)	29,151	(785)	64,930
Proceeds from Convertible Debentures	150,000	75,000	-	50,000	300,000
Proceeds from sale of Common Stock					438,000
Net cash provided by financing activities	203,694	124,215	57,859	99,215	952,190

Net (decrease) in cash	(9,270)	(9,985)	6,630	8,765	7,077
Cash and equivalents - beginning	16,347	19,708	447	958	-
Cash and equivalents - ending	$7,077	$9,723	$7,077	$9,723	$7,077

Cash Paid For:
Interest	$7,115	$839	$7,115	$779	$60,376
Income Taxes	$-	$-	$-	$-	$-

Non-cash Activities:
Common Stock issued for Services	$59,000	$25,000	$59,000	$-	$307,300
Common Stock issued for Interest Payment	$-	$-	$-	$-	$46,875
Imbedded Derivative Warrant Issue Expense	$11,803	$-	$11,803	$-	$65,646

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(December 31, 2007 and June 30, 2007)

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of December 31, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred.

	December 31, 2007	June 30 2007
Advertising Costs	$4,965	$27,052

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

	December 31, 2007	June 30 2007

Computers	$7,629	$7,629
Equipment	600	600
Less Accumulated Depreciation	(5,359)	(4,589)
Equipment, net	$2,870	$3,640

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $1,388,373 as of December 31, 2007. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 1, 2007, The Board of Directors of the Company authorized an increase (from $375,000 to $750,000) in the aggregate principal amount of Debentures which may be sold and issued to investors. Accordingly, the maximum number of Units offered for sale ("Maximum Offering") has been increased from 15 Units to 30 Units.

As of December 31, 2007 the Company has sold an additional six convertible debenture units for the aggregate total of $300,000 and recorded an additional $11,803 imbedded derivative costs for a total of $23,605 associated with the issue of 300,000 warrants. The calculation was made using the Black-Scholes pricing model using the following variables (1) 5.16% risk-free interest rate, (2) three years to maturity, (3) expected volatility of 2.05%, (4) zero expected dividends, and (5) a strike price of $.20.

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

Following is a list of warrants granted and their status:

	Warrants Granted	Exercise Price	Expiration Date

Inception to June 30, 2003	903,334	$0.50	Expired 5/30/06

Year Ended June 30, 2004	72,000	0.75	Expired 2/23/07
	20,000	0.75	Expired 4/5/07

Year Ended June 30, 2005	108,000	0.75	Expired 8/20/07

Period Ended December 31, 2006	500,000	0.25	11/1/08

February 9, 2007`	700,000	0.20	2/28/08

June 30, 2007	150,000	0.20	6/30/10

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

As of December 31, 2007 the Company has issued warrants to purchase 150,000 common shares at $0.20 per share associated with its issue of convertible debentures and recorded $11,802 imbedded derivative cost associated with their issue as detailed above in Note 6.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $243,752, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the estimated NOL through June 30, 2007of $1,107,964. The total valuation allowance is a comparable $243,752.

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

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

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

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157– Fair Value Measurements

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

OVERVIEW

We are a Delaware corporation with executive offices in California and are focused on the development of business improvement solutions for small business owners. We were incorporated in Delaware in 2002. Since that time, we have created and marketed, in management’s opinion, simple, powerful, affordable solutions to millions of small business owners. Our product line is founded on its patent-pending knowledge base - The “DARE Process” (Decide, Analyze, Realize and Evaluate); which process has been formatted into a series of books, high margin CD’s and internet downloads. In our opinion, these simple, yet powerful tools empower current and future small and home based business owners to succeed. We intend to compliment these tools with a global network of licensed business coaches, Your Small Business Coach™, who will provide subscription based personalized assistance to micro-entrepreneurs (sole proprietors to ten employees) and help build a more lasting relationship with our customers. We will market our products thought various channels including: an online and affiliate program; extensive product placement and press; joint ventures with industry associations and Direct Response cable TV commercials.

We expect to ramp up and launch marketing programs later in this quarter or early in our following quarter and roll out our first certificated training program for coaches during this timeframe while continuing efforts to reduce our operating expenses.

SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. We use a June 30 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of December 31, 2007 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. No advertising costs were incurred for the period ended December 31, 2007 and the year ended June 30, 2007.

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

	December 31,	June 30
	2007	2007

Computers	$7,629	$7,629
Equipment	600	600
Less Accumulated	(5,359)	(4,589)
Equipment, net	$2,870	$3,640

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

RESULTS OF OPERATIONS

Three months ended December 31, 2007 vs. Three months ended December 31, 2006.

Revenues: We had $28 in revenues for the three months ended December 31, 2007 as compared to $0 in revenues for the same period in 2006. This increase is attributable to the initial sales of our first entry into a vertical small business market, Women in Real Estate.

Operating Expenses: Our operating expenses for the three months ended December 31, 2007 decreased by $35,552, or approximately 39%, to $54,467, from $90,019 for the comparable period in 2006. The decrease in operating expenses was primarily attributable to a decrease in salaries.

Net Loss: Due to the factors set forth above, our net loss increased to $65,411 for the three months ended December 31, 2007 from $90,798 for the comparable period in 2006.

Six months ended December 31, 2007 vs. Six months ended December 31, 2006.

Revenues: We had $1,476 in revenues for the six months ended December 31, 2007 as compared to $0 in revenues for the same period in 2006. This increase is attributable to the initial sales of our first entry into a vertical small business market, Women in Real Estate

Operating Expenses: Our operating expenses for the six months ended December 31, 2007 increased by $77,910, or approximately 45%, to $251,531, from $173,621 for the comparable period in 2006. The increase in operating expenses was primarily attributable to book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss increased to $280,409 for the six months ended December 31, 2007 from $174,460 for the comparable period in 2006.

Liquidity and Capital Resources

From our inception on November 26, 2002 to December 31, 2007, we have had a net loss from operations of $1,388,373 and had $1,533,171 in total operating expenses. We had a working capital deficit at December 31, 2007 of $19,232 and we had cash of $7,077 as of December 31, 2007. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $282,256 in revenues, $214,190 in loans, 300,000 from the sale of convertible debentures and 438,000 in proceeds from the sale of our common stock.

We used $212,964 of net cash in operating activities for the six months ended December 31, 2007 as compared to using 133,013 for the six months ended December 31, 2006. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services.

Net cash flows used in investing activities was $0 for the six months ended December 31, 2007 as compared to $1,187 for the comparable period in 2006. Net cash flows provided by financing activities was $203,694 for the six months ended December 31, 2007 as compared to $124,215 for the comparable period in 2006. This increase in net cash provided by financing activities was primarily attributable to proceeds from notes payable and subscriptions received on the sale of our common stock and other securities.

As of December 31, 2007, we had cash on hand of $7,077 and accounts receivable of $0 which is not sufficient to satisfy our current operating requirements. We anticipate that we will need at least $450,000 in additional working capital to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. We are currently seeking to fund our capital requirements from the sale of our debt or equity securities, however it is possible that we will be unable to obtain sufficient additional capital through the sale of our debt and/or equity securities as needed. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

None.

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

THE SMALL BUSINESS COMPANY

February 14, 2008	/s/ Stuart Schreiber
Stuart Schreiber
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)