Form 10QSB
period 2008-03-31
SMALL BUSINESS CO
filed 2008-05-14
CIK 1285936

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52184

THE SMALL BUSINESS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	55-0808106
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

674 Via de La Valle, Suite 226, Solana Beach, CA	92075
(Address of principal executive offices)	(zip code)

(858) 481-5600
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☑

As of May 8, 2008, 21,069,501 shares of our common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

		June 30,
	March 31	2007
	2008	(Audited)

ASSETS

Current Assets
Cash	$11,784	$16,347
Deposits	299	2,000
Inventory	1,143	-

Total Current Assets	13,226	18,347

Long-Term Assets
Publication Rights	25,000	-
Property and Equipment, net	2,488	3,640

Total Long-Term Assets	27,488	3,640

Total Assets	$40,714	$21,987

Statement of Stockholders' Equity
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$25,824	$32,437
Total Current Liabilities	25,824	32,437

Long-Term Liabilities
Notes Payable	187,660	138,215
Credit Cards Payable	75,993	22,281
Convertible Debentures	300,000	150,000

Total Long Term Liabilities	563,653	310,496

Total Liabilities	589,477	342,933

Stockholders' Equity
Common Stock, authorized 500,000,000 shares, par value $0.0001, issued and outstanding on March 31, 2008 and June 30, 2007 is 19,222,834 and 18,422,834 respectively	1,923	1,843

Additional Paid-in Capital	880,898	785,175
Outstanding Options	25,000	-
Deficit Accomulated during Development Stage	(1,456,584)	(1,107,964)

Total Stockholders' Equity	(548,763)	(320,946)

Total Liabilities and Stockholders' Equity	$40,714	$21,987

The accompanying notes are an integral part of these statements

Statements of Cash Flows
(Unaudited)

					November 26,
	Nine Months Ended		Three Months Ended		2002 (Inception)
	March 31,		March 31,		to March 31,
	2008	2007	2008	2007	2008

Income
Consulting Revenue	$1,476	$284	$-	$284	$279,756

Cost of Goods Sold	467	0	0	0	467

Gross Profit	1,009	284	-	284	279,289

Operating Expenses
General and Administrative	228,825	436,920	48,094	263,497	1,304,923
Advertising	5,925	-	960	-	32,977
Professional Fees	72,683	-	7,618	-	244,084
Depreciation	1,152	483	382	285	5,741

Total Expenses	308,585	437,403	57,054	263,782	1,587,725

Net Loss from Operations	(307,576)	(437,119)	(57,054)	(263,498)	(1,308,436)

Other Expenses
Warrant Issue Expense	-	-	-	-	(53,843)
Interest Expense	(41,044)	(4,506)	(11,157)	(3,667)	(94,305)

Net Loss	$(348,620)	$(441,625)	$(68,211)	$(267,165)	$(1,456,584)

Basic and Diluted
(Loss) per Share	$(0.02)	$(0.03)	$(0.00)	$(0.02)

Weighted Average
Number of Shares	18,485,877	16,210,954	18,485,877	16,210,954

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2008 and June 30, 2007)

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

Advertising Costs
Advertising Costs are expensed as incurred.

	March 31,	December 31,
	2008	2007
Advertising Costs	$5,925	$4,965

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

	March 31,	December 31,
	2008	2007

Computers	$7,629	$7,629
Equipment	600	600
Less Accumulated Depreciation	(5,741)	(5,359)
Equipment, net	$2,488	$2,870

Publication Rights

On March 14, 2008 the Company issued 500,000 common shares to acquire the marketing and publication rights to a book. The fair value of the stock issued on the date of agreement was $0.05 per share, accordingly the rights are recorded at $25,000.

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $1,456,584 as of March 31, 2008. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5. COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

Employment Agreements

On March 14, 2008 the Company replaced its CEO and accepted an employment agreement with a new officer and continued the agreement with its current COO. For each officer, the agreement provides an annual salary of up to $120,000 per year and a $500 monthly allowance for medical and dental insurance. However, the agreement specifically limits the salary to the current financial ability of the Company to pay the salary and provides for no back payment of unpaid amounts. Reported expenses reflect actual salaries in accordance with these agreements.

The March 14, 2008 employment agreement with the new officer included the issue of 500,000 common share options with a fair value of $0.05 per share. Accordingly the Outstanding Options were recorded at $25,000.

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

As of March 31, 2008 the Company has sold an additional six convertible debenture units for the aggregate total of $300,000 and recorded an additional $11,803 imbedded derivative costs for a total of $23,605 associated with the issue of 300,000 warrants. The calculation was made using the Black-Scholes pricing model using the following variables (1) 5.16% risk-free interest rate, (2) three years to maturity, (3) expected volatility of 2.05%, (4) zero expected dividends, and (5) a strike price of $.20.

NOTE 7. OPTIONS AND WARRANTS

Options

The Company granted 500,000 common stock options as part of the employment agreement with the new officer. The details of the option agreement are still being negotiated as far as exercise price, vesting and other exercise consideration. Accordingly, the company recorded the value of the options at the current market price of $0.05 per share or $25,000.

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

As of March 31, 2008 the Company has issued warrants to purchase 150,000 common shares at $0.20 per share associated with its issue of convertible debentures and recorded $11,802 imbedded derivative cost associated with their issue as detailed above in Note 6.

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

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and their effect on the Company.

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

Statement No. 157–Fair Value Measurements

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

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

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

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

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

OVERVIEW

We are a Delaware corporation with executive offices in California and are focused on the development of business improvement solutions for small business owners. We were incorporated in Delaware in 2002. Since that time, we have created and marketed, in management’s opinion, simple, powerful, affordable solutions to millions of small business owners. Our product line is founded on its patent-pending knowledge base - The “DARE Process” (Decide, Analyze, Realize and Evaluate); which process has been formatted into a series of books, high margin CD’s and internet downloads. In our opinion, these simple, yet powerful tools empower current and future small and home based business owners to succeed. We intend to compliment these tools with a global network of licensed business coaches, “Your Small Business Coach”, who will provide subscription based personalized assistance to micro-entrepreneurs (sole proprietors to ten employees) and help build a more lasting relationship with our customers. We will market our products thought various channels including: an online and affiliate program; extensive product placement and press; joint ventures with industry associations and Direct Response cable TV commercials.

Upon our next funding round, we expect to ramp up and launch marketing programs later in this quarter or early in our following quarter and roll out our first certificated training program for coaches during this timeframe while continuing efforts to reduce our operating expenses.

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

Advertising Costs

Advertising Costs are expensed as incurred. Advertising costs of $ 5,925 were incurred for the period ended March 31, 2008, as compared to $4,965 and the quarter ended December 31, 2007.

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

	March 31,	December 31,
	2008	2007

Computers	$7,629	$7,629
Equipment	600	600
Less Accumulated Depreciation	(5,741)	(5,359)
Equipment, net	$2,488	$2,870

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

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Three months ended March 31, 2008 vs. Three months ended March 31, 2007.

Revenues: We had no consulting revenues for the three months ended March 31, 2008 as compared to $284 in revenues for the same period in 2007. Our history of producing limited revenues is due our initial focus on acquisition, research, development and beta testing of our products, and secondly, to identifying and developing a marketing plan to sell our products and consulting services. We expect to adopt and implement a marketing program for our products and services this year.

Operating Expenses: Our operating expenses for the three months ended March 31, 2008 decreased by $263,724, to $57,054, from $263,782 for the comparable period in 2007. This decrease was due to past accounting, legal and consulting fees and related expenses of $156,212 due to costs associated with the registration of our securities. Other factors that increased operating expenses approximately $163,921 for the same period in 2007 were associated with book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss decreased $210,111 to $57,054 for the three months ended March 31, 2008 as compared to net losses $267,165 for the comparable period in 2007.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Item No.	Description	Method of Filing

31.1	Certification of David Larson pursuant to Rule 13a-14(a).	Filed electronically herewith

32.1	Chief Executive Officer and Chief Financial Filed electronically herewith Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES