Form 10KSB
period 2008-06-30
SMALL BUSINESS CO
filed 2008-10-14
CIK 1285936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No: 000-52184

THE SMALL BUSINESS COMPANY
(Exact name of issuer as specified in its charter)

DELAWARE	55-0808106
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

674 Via de La Valle
Solana Beach, CA 92075

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(858) 481-5600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	$.0001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $1,476.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008: $1,424,995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2008: 25,427,851 shares of common stock.

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

Since our inception, we have:

Researched the market for small business solutions, identified unmet need in the market and created business model and plan.
●	Researched the market for small business solutions, identified unmet need in the market and created business model and plan.

●	Created the DARE Process.

●	Written and published four books.

●	Test marketed the concept with additional consulting activities to the small business market.

●	Authored, developed, and created four CD-ROMs.

●	Built out two web sites.

●	Developed a framework for a proposed national network of small business coaches.

●	Begun marketing activities to sell our books and CD-ROMs over the internet and on cable television.

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

Our Products and Services

CD-ROMs. Our primary products consist of our “DARE to Succeed in Your Small Business” CD-ROM series. This first and master CD-ROM is an interactive, stand-alone software product that is comprised of the DARE Process tools, including analysis forms, realize sheets, sample agreements and contracts, one-page plans, and various Internet links. This CD-ROM is a superset of our book, “The Best Small Business Book Ever Written.” Forms and worksheets are provided using Microsoft Word and can be completed either on screen or by hand. We charge $69.95 plus shipping and handling for CD-ROMs and offer a free 30-day trial.

Books. We also sell our books which include forms, checklists and other tools for analyzing, realizing and evaluating the results. The books also encourage readers to visit our web site or phone a toll-free number to obtain CD-ROMs. We charge $14.95 plus shipping and handling for our books.

Coaches. We intend to qualify, train and license a network of DARE Success Coaches and offer these services for monthly fees ranging from $199-$399.

Manufacturing

We manufacture our CD-ROMs and books using third-party manufacturing facilities. To date, we have self published our books and developed our CD-ROMs through a third party vendor. We have not yet entered into any agreement with respect to the mass manufacture and production of either our CD-ROMs or our books. We believe that there is an adequate supply of large and well-established CD-ROM producers and book printers, all with competitive prices.

Our Market

We have identified ten industry-specific markets for small businesses that we believe have need for our business consulting solutions:

●	Home-based businesses

●	Beauty salons/spas

●	Laundry services

●	Realtors

●	Child day care services

●	Retailers

●	Accounting services

●	Insurance agencies

●	Auto repair and maintenance

●	Food and beverage establishments

We have identified several markets for these businesses where specific business needs, rather than industries, need to be addressed:

●	Marketing

●	Planning

●	Financing

●	Starting a Business

●	Managing a Business

●	Manufacturing

●	Operations

●	Engineering

Marketing

We market our products through direct marketing initiatives, public relation campaigns, alliances with small business associations, and partnerships with key service providers to small businesses. Our direct marketing initiatives include TV commercials, opt-in mail, online, print and media. To date, we have produced two 30-second TV commercials that have been aired on nationwide cable television. In June of 2008, we entered into contracts to provide for media placement services, “e-commerce” web site maintenance, and internet click-through advertising on web sites. Performance issues arose regarding the efficacy of the performance of the service providers, and we subsequently terminated those contracts and entered into other agreements with third party providers of those and similar services.

Consulting Agreements

We have entered into agreements with outside vendors/contractors on a specific per job basis to provide a variety of services including marketing, business development, graphic design, IT support, video production, commercial production, CD development, and financial advisory services. These agreements are for specific tasks and we have no term contracts in place at this time. The Company deems all such contracts to be made and performed in the normal course and scope of its business and are otherwise non-material.

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

Intellectual Property and Proprietary Rights

We have received copyright registration for The Best Small Business Book Ever Written (TX 5-915-046), DARE 2 Market Your Small Business (TXu1-290-967), DARE 2 Start Your Small Business (TXul-296-949) and DARE 2 Start Your Home Based Business (TXul-296-947). We have also applied for copyright registration for two additional books and have filed for a patent on our DARE Process. An Application for a Utility or Design Patent was filed for the DARE Process on July, 26, 2004. The U.S. Patent and Trademark Office confirmed receipt of the filing as Published Application Number 20050055234. We are awaiting confirmation of final patent approval for its four-step problem-solving process, which we anticipate we may receive as early as early 2009, although the exact date is uncertain. We will rely on trade secret rights, confidentiality agreements and procedures and written arrangements to establish and protect our proprietary rights with respect to our publications. Despite our efforts, third parties could attempt to copy or otherwise obtain and make unauthorized use of our products or independently develop similar products.

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

Employees

Currently, we have three employees, our CEO and COO and an office manager. We do not anticipate that any future employees will be covered by an ongoing collective bargaining agreement and that our relationship with our employees will be good. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

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

Future sales of our common stock may depress our stock price in any market that may develop in the future.

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

Our executive officers and directors, and their affiliates, currently own, in the aggregate, 12,473,350 shares, or 49.11% of our outstanding common stock. Non-affiliates currently hold 12,954,501, or 50.89% of our outstanding common stock. Currently, the 8,083,350 shares held by our officers are eligible for sale in the public market (if any such market exists), subject to the requirements of Rule 144 as to volume, manner of sale, notice and the availability of public information.

Rule 144 is a safe harbor that permits unregistered securities to be sold in the public markets without the registration requirements of Section 5 of the Securities and Exchange Act. Based upon amendments to Rule 144 that took effect in February, 2008, the amount of time an owner of restricted securities must beneficially own restricted stock in order to be eligible to clear the restrictive legend and sell the stock changed. For a fully reporting company under the Act, who is current with its reporting obligations with the SEC, and not a shell company, owners of restricted stock must show a beneficial ownership period of six months. For non-reporting companies that are not shell companies, the required beneficial ownership period is one year.

Currently, we are a public Company and must file periodic reports under the Exchange Act. However, there is not assurance that we will continue to maintain our registration in the future or timely file reports. Unless the Company is required to file, or elects to voluntarily provide the necessary “current public information,” it will not be possible to effect such sales until a shareholder has held his Shares for a minimum of one year after he has purchased and paid for them.

Provisions in our Certificate of Incorporation and Delaware law could prevent or delay a change in control of the Company and possibly reduce the amount paid for our common stock in the future.

Provisions of our Certificate of Incorporation, Bylaws and Delaware law could, separately or together:

●	discourage potential acquisition proposals;

●	delay or prevent a change in control; and

●	limit the price that investors might be willing to pay in the future for shares of our common stock.

Indemnification of officers and directors.

We have authorized and have agreed to indemnify our officers and directors against claims or liabilities arising out of such person's conduct as officers or directors. We have also obtained officers and directors insurance coverage. This provision could operate to reduce the likelihood of derivative action against directors that might, if brought, benefit us. However, we believe that such provision will enhance its ability to attract and retain qualified individuals to serve as its directors.

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

Management of our business requires substantial skill and knowledge. Many factors will affect our ability to attract and retain qualified personnel. We will compete with large, and well-established, highly capitalized firms to hire and retain qualified personnel. There is no assurance that we will be successful in doing so. We have employment agreements in place for our three employees. If we were to lose one or more key employees, we may be unable to prevent the unauthorized disclosure of our strategic planning, procedures, practices, or client lists. To address this issue, we have confidentiality agreements in place from both former director and officer Stuart Schreiber and our president and chief executive officer, David Larson. Furthermore, we may seek confidentiality agreements from persons we hire in the future, however, we may not obtain such agreements in every case or be able to enforce them. In addition, we do not have “key person” life insurance policies covering any of our employees.

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

No matters were submitted to a vote of our security holders during the year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol “SBCO.” The following table shows the average high and low bid prices for our common stock for each quarter since June 30, 2007 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

June 30, 2007 through June 30, 2008 (OTC Bulletin Board)

Quarter Ended	High Bid	Low Bid
September 30, 2007	$0.32	$0.29
December 31, 2007	$0.26	$0.14
March 31, 2008	$0.06	$0.04
June 30, 2008	$0.22	$0.10

As of June 30, 2008, there were approximately 105 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

On December 14, 2007 we instituted and put into place the 2007 Stock Incentive Plan. The Plan’s termination date is December 14, 2017. A description of the Plan was included in a Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 14, 2007. The purpose of the 2007 Stock Incentive Plan of is to further align the interests of employees, directors and non-employee Consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the Common Stock and by promoting increased ownership of the Common Stock by such individuals. The Plan is also intended to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent.

The Plan shall be administered by a Committee comprised of one or more members of the Board, or if no such committee exists, the Board. The Committee shall have the right, from time to time, to delegate to one or more officers of the Company the authority of the Committee to grant and determine the terms and conditions of Awards granted under the Plan, subject to the requirements of state law and such other limitations as the Committee shall determine. The maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the Plan is Five Million Six Hundred Thousand (5,600,000) shares. Shares of Common Stock issued and sold under the Plan may be either authorized but unissued shares or shares held in the Company’s treasury.

All Eligible Persons are eligible to be designated by the Committee to receive Awards and become Participants under the Plan. The Committee has the authority, in its discretion, to determine and designate from time to time those Eligible Persons who are to be granted Awards, the types of Awards to be granted and the number of shares of Common Stock or units subject to Awards granted under the Plan. In selecting Eligible Persons to be Participants and in determining the type and amount of Awards to be granted under the Plan, the Committee shall consider any and all factors that it deems relevant or appropriate.

The Plan allows for the Company to issue stock options as well as common stock. A Stock Option may be granted to any Eligible Person selected by the Committee and shall be designated, in the discretion of the Committee, as an Incentive Stock Option. The exercise price per share of a Stock Option shall not be less than 85 percent of the Fair Market Value of the shares of Common Stock on the Date of Grant, provided that the Committee may in its discretion specify for any Stock Option an exercise price per share that is higher than the Fair Market Value on the Date of Grant, except that the price shall not be less than 110 percent of the Fair Market Value in the case of any person who owns securities possessing more than 10 percent of the total combined voting power of all classes of securities of the Company.

The following recent distributions were made under the 2007 Stock Incentive Plan:

On March 12, 2008, we issued 50,000 shares of common stock to Future Solutions for services rendered.

On April 1, 2008, we issued 100,000 shares of common stock to John Masar for services rendered.

On March 28, 2008, we issued 250,000 shares of common stock to Tad Mailander for legal services.

On April 21, 2008, we issued 300,000 shares of our common stock to Heather Elliot for consulting services rendered.

On April 29, 2008, we issued 300,l000 shares of common stock to Ray Oliver for business consulting services.

On June 26, 2008, we issued 200,000 shares of common stock to Andrew Austin for consulting services rendered.

RECENT SALES OF UNREGISTERED SECURITIES

On August 16, 2007, we issued 100,000 shares of our common stock to Oscar Wright for graphic design.

On August 31, 2007, we issued 200,000 shares of our common stock to Michelle Sodroff for services rendered.

On March 14, 2008, we issued 500,000 shares of our common stock to Terry Ostrowiak in exchange for publishing rights.

On March 28, 2008, we issued 250,000 shares of our common stock to Mailander Law Office, Inc. in exchange for legal services.

On March 31, 2008, we issued 450,000 shares of our common stock to Andrew Austin in exchange for consulting services.

On March 31, 2008, we issued 150,000 shares of our common stock to Stocks-2-Play in exchange for services rendered.

On April 17, 2008, we issued 200,000 shares of our common stock to Parallel Marketing Services for marketing consultation.

On April 21, 2008, we issued 27,826 shares of our common stock to Tom Dalba for consulting/coaching services.

On April 21, 2008, we issued 200,000 shares of our common stock to C. Jones Consulting for consulting services.

On June 17, 2008 we issued 25,000 shares of our common stock to Michelle Sodroff for services rendered.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2008 there were no cash equivalents.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred. $70,194 in advertising costs were incurred for the year ended June 30, 2008. This reflects the Company’s progress and launch of internet and cable television based advertising which began in June, 2008.

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

	June 30,	June 30,
	2008	2007
Computers	$-	$7,629
Equipment	-	600
Less Accumulated Depreciation	(1,152)	(4,589)
Equipment, net	$2,488	$3,640

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

RESULTS OF OPERATIONS

Year ended June 30, 2008 vs. year ended June, 2007.

Revenues: We had $1,476 in revenues for the year ended June 30, 2008 as compared to $284 in revenues for the same period in 2007. Our revenues over the last two fiscal years have reflected the developmental stage of our business, and specifically, (i) re-engineering our CD-ROMS and books for sale; and (ii) establishing, expanding and implementing our marketing plan. In June of 2008 we began actively marketing our CD-ROMS and books via the internet and through thirty second television commercials on national cable television. These efforts are in the preliminary and formative stages, and as such, we believe that we will see returns on our marketing efforts in the next fiscal year, as we develop and expand our marketing and sales efforts.

Operating Expenses: Our operating expenses for the year ended June 30, 2008 increased by $115,342, to $685,894, from $570,552 for the comparable period in 2007. The increase in operating expenses was primarily caused by the increase in general administrative, advertising, accounting, legal and consulting fees and related expenses due to costs associated with (i) the development and re-engineering of our products, including book design and printing, and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials; (ii) advertising, including implementing contractual arrangements for the presentation of our television spots, internet presence and order fulfillment; and (iii) business consulting related to the marketing and advertising structure of the Company’s sales efforts this fiscal year.

Net Loss: Due to the factors set forth above, our net loss increased to $814,411for the year ended June 30, 2008 from $677,372 for the comparable period in 2007.

Liquidity and Capital Resources

From our inception on November 26, 2002 to June 30, 2008, we have had a net loss from operations of $1,922,375 and had $1,965,034 in total operating expenses. We had working capital at June 30, 2008 of $20,352 and we had cash of $16,347 as June 30, 2007. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $279,289 in revenues, $222,695 in loans, and $271,164 from the sale of convertible debentures and $463,000 in proceeds from the sale of our common stock.

We used $340,824 of net cash in operating activities for the year ended June 30, 2008 as compared to using $364,252 for the year ended June 30, 2007. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services and an increase in our accounts payable.

Net cash flows used in investing activities was $0 for the year ended June 30, 2008, as compared with $4,605 for the year ended June 30, 2007. Net cash flows provided by financing activities was $344,829 for the year ended June 30, 2008, as compared with $365,496 for the year ended June 30, 2007. This increase in net cash provided by financing activities was primarily attributable to proceeds from notes payable and subscriptions received on the sale of our common stock and other securities.

As of June 30, 2008, we had cash on hand of $20,352 and accounts receivable of $0, which is sufficient to satisfy our operating requirements only through September 2008. As of the filing date hereof, the Company received further sums from the sale of common stock that are not reported as part of this filing, and as a result we have sufficient funds to satisfy our operations thorough December, 2008. We anticipate that we will need additional working capital to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. We are currently seeking to fund our capital requirements from the sale of our debt or equity securities, however it is possible that we will be unable to obtain sufficient additional capital through the sale of our debt and/or equity securities as needed. We have no commitment for additional debt or equity financing in place at this time. However, we plan to continue to pay for certain services with shares, obtain unsecured convertible loans for shares and seek other funding opportunities. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix beginning on page F-1.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold.

Name	Age	Position(s)
Stuart Schreiber	62	Director
David Larson	57	President, Chief Operating Officer, and Chairman of the Board of Directors
Peter Barca	53	Director
Terry Ostrowiak	65	Executive Vice-President, Officer, Secretary, Director

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

Terry Ostrowiak heads the Company's Small Business Coaching program. His extensive career as a coach, trainer and mentor spans over 36 years including work in more than 25 countries. For 12 years, Terry ran one of the most successful Dale Carnegie® operations in the world from South Africa where he received the "International President's Cup" three times for excellence in conducting quality business.

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

Name and Position	Year	Salary		Total
David Larson	2008	$20,000	(1)	$20,000
President Chief Executive Officer	2007	$0		0
Chief Financial Officer and Director
Stuart Schreiber	2008	$20,000	(2)	$20,000
Director through March 12, 2008	2007	$0		$0
Terry Ostrowiak	2008	0	(1)	$0
Executive Vice President, Secretary, Officer & Director	2007	$0		$0

(1)
Messr. Larson and Ostrowiak’s employment agreements provide for a base salary of $120,000. The amounts listed in the table above is the compensation actually paid. We do not accrue any amounts of salary due but not paid as a liability on our financial statements.

(2)	Mr. Schreiber resigned from the board of directors, and the act was reported in a Form 8-K filing on March 12, 2008.

Limitation of Director Liability; Indemnification

We have adopted provisions in our certificate of incorporation that limit the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under the Delaware General Corporation Law. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liabilities:

●	for any breach of their duty of loyalty to us or our stockholders;

●	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●	for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the Delaware General Corporation Law; or

●	for any transaction from which the director derived an improper personal benefit.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

STOCK OPTION GRANTS

Option Grants in the Last Fiscal Year: No options were issed for the year ended June 30, 2008.

Option Exercises in 2007 and Aggregate Option Values at June 30, 2008: No options have been exercised by any of our executive officers, during the year ended June 30, 2008. As of June 30, 2008, no unexercised options were held by any of our officers or directors.

No bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation were awarded to, earned by, or paid to our officers since inception or are contemplated through June 30, 2008.

DIRECTOR COMPENSATION

Directors currently receive no compensation from the Company for serving as directors.

EMPLOYMENT AGREEMENTS

On December 31, 2002, we entered into employment agreements with David Larson, our President and Chief Executive Officer. In March, 2008, the Company entered into an employment agreement with Terry Ostrowiak. Pursuant to their respective agreements, each of the foregoing officers is required to devote his entire business time to our affairs. These employment agreements each provide for an annual salary of up to $120,000 per year and a $500 monthly allowance for medical and dental insurance. However, each agreement specifically limits the salary to our current financial ability to pay the salary and provides for no back payment of unpaid amounts. We determine whether to pay compensation and the amount of compensation, if any, to pay based upon a monthly review of our financial condition including accounts payable and accounts receivable. If we determine at the end of a month sufficient funds are available, compensation is paid. When no funds are available, no compensation is paid. Each of these employment agreements is subject to automatic twelve-month extensions, unless either party chooses not to renew.

CONFIDENTIALITY AGREEMENTS

Messrs. Larson and Ostrowiak have each executed a “Confidentiality and Inventions Agreement under which they agree to not to disclose any confidential, trade secret or proprietary information of the Company. In addition, each has assigned any “inventions” (as defined) created during the course of their employment to the Company. This agreement also contains a non-compete provision that provides that during my employment and for a period of one year after termination of the period of employment, without our express written consent, each employee shall not, directly or indirectly, (i) employ, solicit for employment, or recommend for employment any person employed by us (or any Affiliate); and (ii) engage in any present or contemplated business activity that is or may be competitive with us (or any Affiliate) in any state where we conduct our business, unless he can prove that any action taken in contravention of this provision was done without the use in any way of confidential information as defined in the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2008 by the following persons:

●	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

The following table assumes that there are 25,725,679 common shares issued and outstanding. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name and Address	Number of Shares Beneficially	Owned Percentage
Stuart Schreiber, Director	4,390,000	16.562%
David Larson, Director	6,700,000	25.278%
Terry Ostrowiak, Officer	1,383,350	5.219%
Peter Barca, Director	0	0
All Directors, Officers as a Group	8,083,350	47.059%
Bennington Street Group, Inc.	2,000,000	7.546%

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

Stuart Schreiber: 6,500,000
David Larson: 6,500,000

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

ITEM 13. EXHIBITS.
EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Bylaws (1)

10.1	Larson Employment Agreement (1)

10.2	Larson Non-Compete Agreement (1)

10.3	Ostrowiak Employment Agreement (2)

10.4	Ostrowiak Non-Compete Agreement (2)

10.5	2007 Stock Incentive Plan (3)

10.6	Larson Debt Retirement Settlement (4)

10.7	Ostrowiak Debt Retirement Settlement (4)

14	Code of Ethics (5)

31.1	Certification of David Larson, Chief Executive Officer and President of The Small Business Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.(4)

32.1
Certification of David Larson, Chief Executive Officer and President of The Small Business Company., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002. (4)

NOTES TO EXHIBITS

(1) Filed as an exhibit to our Registration Statement on Form 10-SB, as amended, originally filed with the SEC on August 15, 2006 and incorporated herein by reference.

(2)  Filed as an exhibit to our Current Report on Form 8-K dated March 18, 2008 and incorporated herein by reference.

(3) Filed on Form S-8 dated December 14, 2007 and incorporated herein by reference.

(4) Filed herewith.

(5) Filed as an exhibit to our Annual Report on Form 10-KSB for the period ended June 30, 2007 filed on September 28, 2007 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Moore & Associates, Chartered, billed us $4,500 in fees for our annual audit for the year ended June 30, 2008, and $6,000 in fees for the review of our quarterly financial statements for that year.

Moore & Associates, Chartered, billed us $2,000 in fees for our annual audit for the year ended June 30, 2007, and $4,500 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees to Moore & Associates, Chartered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2008 and 2007.

TAX FEES

We did not pay any fees to Moore & Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal years 2008 and 2007.

ALL OTHER FEES

There were no other fees billed by Moore & Associates, Chartered for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of June 30, 2008 and 2007 and for the years then ended, none of the hours expended on Moore & Associates, Chartered engagement to audit those financial statements were attributed to work by persons other than Moore & Associates, Chartered’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMALL BUSINESS COMPANY

Date: October 10, 2008
By:  /s/ David Larson

David Larson
Chief Executive Officer, Chairman of the Board of Directors and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stuart Schreiber

Director

October 10, 2008
Stuart Schreiber

/s/ Peter Barca

Director

October 10, 2008
Peter Barca

/s/ Terry Ostrowiak

Director

October 10, 2008
Terry Ostrowiak

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2008	2007

ASSETS

Current Assets
Cash	$20,352	$16,347
Inventory	17	-

Total Current Assets	20,369	16,347

Long-Term Assets
Publication Rights	25,000	-
Security Deposit	299	2,000
Property and Equipment, net	2,488	3,640

Total Long-Term Assets	27,787	5,640

Total Assets	$48,156	$21,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$41,734	$32,437

Total Current Liabilities	41,734	32,437

Long-Term Liabilities
Notes Payable	222,695	138,215
Credit Cards Payable	82,630	22,281
Convertible Debentures - Net	271,164	150,000

Total Long Term Liabilities	576,489	310,496

Total Liabilities	618,223	342,933

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on June 30, 2008 and 2007
is 25,725,679 and 18,422,834 respectively	2,573	1,843

Additional Paid-in Capital	1,324,735	785,175
Outstanding Options	25,000	-
Deficit Accumulated during Development Stage	(1,922,375)	(1,107,964)

Total Stockholders' Equity	(570,067)	(320,946)

Total Liabilities and Stockholders' Equity	$48,156	$21,987

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations

			November 26,
	Year Ended		2002 (Inception)
	June 30,		to June 30,
	2008	2007	2008

Income
Consulting Revenue	$1,476	$284	$279,756

Cost of Goods Sold	467	0	467

Gross Profit	1,009	284	279,289

Operating Expenses
General and Administrative	332,486	478,186	1,408,584
Advertising	70,194	-	97,246
Consulting and Professional Fees	282,062	91,401	453,463
Depreciation	1,152	965	5,741

Total Expenses	685,894	570,552	1,965,034

Net Loss from Operations	(684,885)	(570,268)	(1,685,745)

Other Expenses
Embedded Derivative Costs	(129,526)	(95,301)	(236,630)

Net Loss	$(814,411)	$(665,569)	$(1,922,375)

Basic and Diluted
(Loss) per Share	$(0.04)	$(0.04)

Weighted Average
Number of Shares	19,632,509	16,406,622

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity

From November 26, 2002 (Inception) to June 30, 2008

					(Deficit)
					Accumulated
				Subscriptions	during	Total
	Common Stock		Paid in	and Options	Development	Equity/
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common Shares issued to Founders
for Services	13,000,000	$1,300	$-	$-	$-	$1,300

Common Shares issued for Cash
between 6-Jan-03 and 16-Jan-03	250,000	25	9,975			10,000
between 17-Jan-03 and1-May-03	553,334	55	82,945			83,000
on 4-Mar-03	100,000	10	9,990			10,000

Net (Loss)					(90,278)	(90,278)

Balance, June 30, 2003	13,903,334	1,390	102,910	-	(90,278)	14,022

Common Shares issued for Cash
between 30-Dec-03 and 5-Apr-04	92,000	9	22,991			23,000
Common Shares issued for Services
on 2-Jan-04	493,000	49	123,201			123,250

Net (Loss)					(225,883)	(225,883)

Balance, June 30, 2004	14,488,334	1,448	249,102	-	(316,161)	(65,611)

Common Shares issued for Cash
on 2-Aug-04	100,000	10	24,990			25,000
on 20-Aug-04	8,000	1	1,999			2,000
Common Shares issued for Cash
between 18-Nov-04 to 31-Dec 04	1,364,000	137	77,363			77,500

Net (Loss)					(9,547)	(9,547)

Balance, June 30, 2005	15,960,334	1,596	353,454	-	(325,708)	29,342

Cash for Stock Subscriptions				75,000		75,000
Common Shares issued for Cash
on 23-Aug-05	10,000	1	2,499			2,500
Common Shares issued for Service
on 15-Sep-05	75,000	8	18,742			18,750

Net (Loss)					(104,884)	(104,884)

Balance, June 30, 2006	16,045,334	1,605	374,695	75,000	(430,592)	20,708

Cash for Stock Subscriptions
on 10-Aug-06				25,000		25,000
Common Shares issued for Service
on 21-Aug-2006	100,000	10	24,990			25,000
Cash for Stock Subscriptions
on 02-Nov-06				50,000		50,000
Common Shares issued for Cash
on 19-Jan-2007	40,000	4	9,996			10,000
Common Shares issued for Cash
on 12-Feb-2007	180,000	18	44,982			45,000
Common Shares issued for Consulting
services on 20-Feb-2007	300,000	30	74,970			75,000
Common Shares issued for Service
on 13-Mar-2007	10,000	1	2,499			2,500
Common Shares issued on prepaid
subscriptions on 04-Apr-2007	250,000	25	24,975	(25,000)		-
Common Shares issued for Service
on 10-May-2007	10,000	1	2,499			2,500
Common Shares issued in payment
of Interest on 14-Jun-2007	187,500	19	46,856			46,875
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	300,000	30	24,970	(25,000)		-
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	1,000,000	100	99,900	(100,000)		-
Imbedded derivative costs for issue
of stock warrants			53,843			53,843

Net (Loss)					(677,372)	(677,372)

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity

From November 26, 2002 (Inception) to June 30, 2008

					(Deficit)
					Accumulated
				Subscriptions	during	Total
	Common Stock		Paid in	and Options	Development	Equity/
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, June 30, 2007	18,422,834	1,843	785,175	-	(1,107,964)	(320,946)

Common Shares issued for Service
on 15-Aug-2007	100,000	10	24,990			25,000
Common Shares issued for Service
on 24-Sep-07	200,000	20	33,980			34,000
Common Shares issued for acquisition
of publication rights	500,000	50	24,950			25,000
Common Shares issued for Debt
Conversion on 1-Apr-08	833,350	83	16,584			16,667
Common Shares issued for Service
on 1-Apr-08	250,000	25	24,975			25,000
Common Shares issued for Service
on 1-Apr-08	450,000	45	26,955			27,000
Common Shares issued for Service
on 1-Apr-08	150,000	15	2,235			2,250
Common Shares issued for Service
on 1-Apr-08	250,000	25	49,975			50,000
Prepaid Expense-Stock Related			(50,000)
Common Shares issued for Service
on 1-Apr-08	250,000	25	24,975			25,000
Common Shares issued for Service
on 17-Apr-08	500,000	50	54,950			55,000
Common Shares issued for Service
on 21-Apr-08	27,828	3	1,806			1,809
Common Shares issued for Service
on21-Apr-08	500,000	50	59,950			60,000
Common Shares issued for Cash
on 30-Apr-08	416,667	42	24,958			25,000
Common Shares issued for Service
Loan on 3-Jun-08	50,000	5	7,995			8,000
Common Shares issued for Service
on 17-Jun-08	225,000	22	22,478			22,500
Common Shares issued in Exercise
of Warrants on 27-Jun-08	200,000	20	29,980			30,000
Common Shares issued for Prepaid
Expenses on 30-Jun-08	400,000	40	59,960			60,000
Prepaid Expense-Stock Related			(60,000)
Common Shares issued for Debt
Conversion on 30-Jun-08	2,000,000	200	39,800			40,000
Embedded Interest Expense for
Convertible Debt			80,625			80,625
Embedded derivative costs for issue
Convertible Debt			28,836			28,836
Outstanding Options				25,000
Amortization of Prepaid Expense -
Stock Related			8,603

Net (Loss)					(814,411)	(814,411)

Balance, June 30, 2008	25,725,679	$2,573	$1,324,735	$25,000	$(1,922,375)	$(493,670)

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Cash Flows

			November 26,
	Year Ended		2002 (Inception)
	June 30,		to June 30,
	2008	2007	2008
Operating activities
Net (Loss)	$(814,411)	$(665,569)	$(1,922,375)
Adjustments to reconcile Net (Loss) to cash:
Common Stock issued for Services	285,559	226,875	533,859
Common Stock issued for Debt Conversion	86,667	-	133,542
Embedded Interest Expense for Debt	80,625	-	80,625
Embedded Derivative Warrant Issue Expense		53,843	53,843
Amortization of Prepaid Expense-Stock Related	8,603		8,603
Depreciation	1,152	965	5,358
Changes in Assets and Liabilities			-
(Increase)/decrease in Accounts Receivable	-	1,000	-
(Increase)/decrease in Inventory	(17)	-	(17)
(Increase)/decrease in Security Deposits	1,701	(2,000)	(299)
Increase/(decrease) in Accounts Payable	9,297	32,437	41,734
Net cash (used) by operating activities	(340,824)	(352,449)	(1,065,127)

Investment activities
Purchase of Equipment	-	(4,605)	(7,846)
Net cash provided by investment activities	-	(4,605)	(7,846)

Financing activities
Proceeds from Notes Payable	84,480	138,215	222,695
Proceeds from Short Term Notes	60,349	22,281	82,630
Proceeds from Convertible Debentures	150,000	150,000	300,000
Proceeds from Subscriptions Receivable	25,000	-	25,000
Proceeds from sale of Common Stock	25,000	55,000	463,000
Net cash provided by financing activities	344,829	365,496	1,093,325

Net (decrease) in cash	4,005	8,442	20,352
Cash and equivalents - beginning	16,347	19,708	-
Cash and equivalents - ending	$20,352	$28,150	$20,352

Cash Paid For:
Interest	$7,115	$6,386	$94,305
Income Taxes	$-	$-	$-

Non-cash Activities:
Common Stock issued for Assets	$25,000	$-	$25,000
Common Stock issued for Services	$285,559	$226,875	$533,859
Common Stock issued for Debt Conversion	$86,667	$-	$133,542
Common Stock issued for Prepaid Expense	$110,000	$-	$110,000
Imbedded Derivative Warrant Issue Expense	$11,803	$53,843	$65,646

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS
(June 30, 2008 and 2007)

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

Advertising Costs
Advertising Costs are expensed as incurred.

June 30,	2008	2007
Advertising Costs	$97,246	$27,052

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

June 30,	2008	2007

Computers	$7,846	$7,629
Equipment		600
Less Accumulated Depreciation	(5,358)	(5,359)
Equipment, net	$2,488	$2,870

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $1,922,375 as of June 30, 2008. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
Lease Commitments

The Company leases approximately 1,000 square feet of office space in Solana Beach, California, from an unaffiliated third party, for an annual rental of approximately $30,000. Rent expense for the years ended June 30, 2008 and 2007 was $30,000 each and projection for next five years is the same although Company growth may require more space and a higher lease payment.

NOTE 6. CONVERTIBLE DEBENTURES

On February 16, 2007 the Company filed its intent to issue a minimum of three and a maximum of fifteen units of convertible debentures. Each unit consists of a $25,000 note convertible to common stock at the rate of $0.20 per share and a three year warrant to purchase 25,000 common shares at $0.10 per share. The debentures carry a 10% interest rate payable quarterly from the date of issue with the principle due December 31, 2009.

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

During the fiscal year ended June 30, 2008 the Company sold an additional six convertible debenture units for $150,000 with an aggregate total of $300,000 and recorded $80,625 total embedded interest expense and $17,023 embedded derivative cost associated with the issue of 300,000 warrants associated with the debentures. The recorded calculation was made using the Black-Scholes pricing model using the following variables (1) 4.5% to 4.9% risk-free interest rate, (2) 2 to 2.8 years to maturity, (3) expected volatility of 2.5%, (4) zero expected dividends, and (5) a strike price of $.20.

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

The Company has the following warrants outstanding as of June 30, 2008 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model.

Reconciliation of Warrant Activity:

Warrants
Warrants Outstanding
at June 30, 2006	200,000

Plus: Warrants Granted	1,350,000
Less: Warrants Exercised	-
Less: Warrants Expired	(92,000)

Warrants Outstanding
at June 30, 2007	1,458,000

Plus: Warrants Granted	1,950,000
Less: Warrants Exercised	(200,000)
Less: Warrants Expired	(808,000)

Warrants Outstanding
at June 30, 2008	2,400,000

Outstanding Warrants as of June 30, 2008:

Issue	Expiration	Exercise	Share
Date	Date	Price	Warrants
11/1/2006	11/1/2009	$0.25	500,000
6/30/2007	6/30/2010	$0.20	150,000
7/21/2007	7/21/2012	$0.20	150,000
3/31/2008	3/31/2011	$0.15	800,000
4/17/2008	4/17/2011	$0.30	250,000
4/21/2008	4/21/2011	$0.30	250,000
5/28/2008	5/28/2011	$0.10	300,000

Total	Total		2,400,000

Black Sholes Variables:

	During	During
Black Sholes	Year Ended	Year Ended
Variables	30-Jun-2007	30-Jun-2008

Exercise Price	$0.075 -$ 0.25	$0.20 -$ 0.25
Risk Free Rate	3.72% - 4.95%	1.33% - 4.9%
Strike Price	$0.18 - $0.23	$0.09 -$ 0.20
Volatility	111.331896% - 126.713325%	111.331896% - 441.4%

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

On April 1, 2008 the Company issued 833,350 common shares at $0.20 per share for conversion of $16,667 in accounts payable.

On April 1, 2008 the Company issued 250,000 common shares under an S-8 registration at $0.10 per share for conversion of $25,000 in accounts payable.

On April 1, 2008 the Company issued 450,000 common shares at $0.06 per share for services valued at $27,000.

On April 1, 2008 the Company issued 150,000 common shares at $0.15 per share for promotional services valued at $2,250.

On April 1, 2008 the Company issued 250,000 restricted common shares at $0.20 per share and 250,000 S-8 registered common shares at $0.10 for legal services valued at $75,000.

On April 17, 2008 the Company issued 200,000 restricted common shares and 300,000 S-8 registered common shares at $0.11 per share for consulting services valued at $55,000.

On April 21, 2008 the Company issued 27,828 common shares at $0.065 per share for consulting
Services valued at $1,809.

On April 21, 2008 the Company issued 200,000 restricted common shares and 300,000 S-8 registered common shares at $0.12 per share for consulting services valued at $60,000.

On April 30, 2008 the Company issued 416,667 common shares at $0.06 per share for $25,000 cash.

On June 3, 2008 the Company issued 50,000 common shares at $0.16 per share valued at $8,000 for incentive to make a loan to the company.

On June 17, 2008 the Company issued 25,000 restricted common shares and 200,000 S-8 registered common shares at $0.10 per share for services valued at $22,500.

On June 27, 2008 the Company issued 200,000 common shares at $0.15 per share for exercise of 200,000 warrants in conversion of $30,000 debt.

On June 30, 2008 the Company issued 400,000 S-8 registered common shares for prepaid services valued at $60,000.

On June 30, 2008 the Company issued 2,000,000 common shares at $0.20 per share for conversion of $40,000 debt.

Prepaid Expense - Stock Related

On April 1, 2008 the Company issued 250,000 S-8 registered common shares at $0.20 per share for prepaid legal services and on June 30, 2008 the Company issued 400,000 S-8 registered common shares for prepaid advertising valued at $60,000. The Company has amortized amounts expenses in the current period.

	June 30,	June 30,
	2008	2007
Prepaid Legal	$50,000	$-
Prepaid Advertising	60,000	-

Subtotal	110,000	-

Less:
Amortization	8,603	-

Net Prepaid Expense Stock Related	$101,397	$-

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $442,466, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the estimated NOL through June 30, 2008 of $1,961,211. The total valuation allowance is a comparable $442,466.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended June 30, 2007 and 2006.

June 30,	2008	2007
Deferred Tax Asset	$198,714	$149,022
Less: Valuation Allowance	(198,714)	(149,022)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$90,278	2023
2004	225,883	2024
2005	9,547	2025
2006	104,884	2026
2007	677,372	2027
2008	903,247	2028

Total NOL	$2,011,211

NOTE 10.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) SFAS 157-163 and their effect on the Company.

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

Statement No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

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

Statement No. 141 (revised 2007) - Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

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

Statement No. 161 - Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Statement No. 162 - The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

Statement No. 163 - Accounting for Financial Guarantee Insurance Contracts - and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

The adoption of these new Statements is not expected to currently have a material effect on the Company’s current financial position, results or operations, or cash flows.