Form 10KSB/A
period 2008-06-30
SMALL BUSINESS CO
filed 2008-10-22
CIK 1285936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2008: 25,725,679 shares of common stock.

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

Since our inception, we have:

•	Researched the market for small business solutions, identified unmet need in the market and created business model and plan.

•	Created the DARE Process.

•	Written and published four books.

•	Test marketed the concept with additional consulting activities to the small business market.

•	Authored, developed, and created four CD-ROMs.

•	Built out two web sites.

•	Developed a framework for a proposed national network of small business coaches.

•	Begun marketing activities to sell our books and CD-ROMs over the internet and on cable television.

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

Books. We also sell our books which include forms, checklists and other tools for analyzing, realizing and evaluating the results. The books also encourage readers to visit our web site or phone a toll-free number to obtain CD-ROMs. We charge $14.95 plus shipping and handling for our books and offer a free 30 day trial.

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

On April 29, 2008, we issued 300,100 shares of common stock to Ray Oliver for business consulting services.

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

On June 3, 2008, we issued 50,000 shares of our common stock for service on a loan to the company.

On June 17, 2008 we issued 25,000 shares of our common stock to Michelle Sodroff for services rendered.

On June 17, 2008, we issued 225,000 shares of our common stock for services rendered.

On June 27, 2008, we issued 200,000 shares of our common stock for the exercise of warrants.

On June 30, 2008, we issued 400,000 shares of our common stock for prepaid expenses.

On June 30, 2008, we issued 2,000,000 shares of our common stock for conversion of debt owed by the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2008 there were cash equivalents of $20,352.

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

	June 30,	June 30,
	2008	2007
Computers	$-	$7,629
Equipment	-	600
Less Accumulated Depreciation	-0-	(4,589)
Equipment, net	$-0-	$3,640

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

Net Loss: Due to the factors set forth above, our net loss increased to $814,411for the year ended June 30, 2008 from $665,569 for the comparable period in 2007.

Liquidity and Capital Resources

From our inception on November 26, 2002 to June 30, 2008, we have had a net loss from operations of $1,922,375 and had $1,965,034 in total operating expenses. We had negative working capital at June 30, 2008 of $21,382 and we had cash of $16,347 as June 30, 2007. We have financed our operations from revenues received and the sale of our common stock. Since inception, we have received $279,289 in revenues, $222,695 in loans, and $271,164 from the sale of convertible debentures and $463,000 in proceeds from the sale of our common stock.

We used $340,824 of net cash in operating activities for the year ended June 30, 2008 as compared to using $352,449 for the year ended June 30, 2007. This increase is primarily attributable to general and administrative expenses, legal expenses and product development costs. This was offset by non-cash charges for issuance of stock for services and an increase in our accounts payable.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The purpose of the Company’s establishment and maintenance of such controls is to identify material weaknesses that have more than a remote likelihood of leading to a material misstatement in the financial statements. While identifying control deficiencies and significant deficiencies represents an important component of management's assessment, the overall focus of internal control reporting is on those items that could result in material errors in the Company’s financial statements. As of the end of the period covered by this report, our chief executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.

Based on his review of our disclosure controls and procedures, he concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Management is in the continuing process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls. These efforts include identifying and tasking available staff to better segregate duties; the review and consideration of more sophisticated software and other office procedures that would aid us in timely flagging potential material information that requires staff and management review and possible action prior to filing; and consideration of hiring additional staff geared towards review of our financial data and reporting. We continue to train to our existing staff in order to achieve reasonable assurance regarding the reliability of the financial statements.

We also expect that through the natural learning process management will achieve efficiencies as they complete future assessments of internal control. For example, management's knowledge of the prior year's assessment results will impact its current year risk-based analysis of the significant accounts and the related required documentation and testing that may be necessary. Management may determine that certain controls require more extensive testing, while other controls require little testing in a given year. Additionally, in reaching its conclusion of reasonable assurance, management may find it appropriate to adjust the nature, extent and timing of testing from year to year - in some years delving deeply into selected internal control areas while performing less extensive testing in other areas and changing that focus from year to year.

In any event, we will, consistent with Section 404 of the Sarbanes-Oxley Act of 2002, implement reasonable assurance, risk-based reviews of our internal financial reporting controls; evaluate internal control deficiencies; disclose material weaknesses; review information technology issues; and seek communications with auditors in order to periodically review our control procedures, and create new controls to address perceived material issues regarding financial reporting,

ITEM 8B. OTHER INFORMATION.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary		Total
David Larson	2008	$0	(1)	$0
President Chief Executive Officer	2007	$0		0
Chief Financial Officer and Director
Terry Ostrowiak	2008	0	(1)	$0
Executive Vice President, Secretary, Officer & Director	2007	$0		$0

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

ITEM 13. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Bylaws (1)

10.1	Larson Employment Agreement (1)

10.2	Larson Non-Compete Agreement (1)

10.3	Ostrowiak Employment Agreement (2)

10.4	Ostrowiak Non-Compete Agreement (2)

10.5	2007 Stock Incentive Plan (3)

10.6	Larson Debt Retirement Settlement (4)

10.7	Ostrowiak Debt Retirement Settlement (4)

14	Code of Ethics (5)

23	Consent of Moore & Associates Chartered.(4)

31.1	Certification of David Larson, Chief Executive Officer and President of The Small Business Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.(4)

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

MOORE & ASSOCIATES, CHARTERED
                 ACCOUNTANTS AND ADVISORS
                        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Small Business Company, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of The Small Business Company, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007 and since inception on November 26, 2002 through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Small Business Company, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007 and since inception on November 26, 2002 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred net losses of $2,011,211, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 29, 2008

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

Prepaid Expense – Stock Related

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

Statement No. 157 – Fair Value Measurements

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

Statement No. 158  –Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 –The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

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

Statement No. 141 (revised 2007) –Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 –Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

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

Statement No. 161 –Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

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

Statement No. 162 –The Hierarchy of Generally Accepted Accounting Principles

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

Statement No. 163 –Accounting for Financial Guarantee Insurance Contracts - and interpretation of FASB Statement No. 60

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