Form 10-Q
period 2008-09-30
SMALL BUSINESS CO
filed 2008-11-14
CIK 1285936

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, 26,725,679 shares of our common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Small Business Company, Inc.
(A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2008	2008

ASSETS

Current Assets
Cash	$22,741	$20,352
Inventory	17	17

Total Current Assets	22,758	20,369

Long-Term Assets
Publication Rights	25,000	25,000
Security Deposit	299	299
Property and Equipment, net	2,100	2,488

Total Long-Term Assets	27,399	27,787

Total Assets	$50,157	$48,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$29,147	$41,734

Total Current Liabilities	29,147	41,734

Long-Term Liabilities
Notes Payable	193,734	222,695
Credit Cards Payable	130,450	82,630
Convertible Debentures - Net	271,164	271,164

Total Long Term Liabilities	595,348	576,489

Total Liabilities	624,495	618,223

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on Sep 30, 2008 and June 30, 2008
is 26,725,679 and 25,725,679 respectively	2,673	2,573

Additional Paid-in Capital	1,448,863	1,324,735
Outstanding Options	25,000	25,000
Deficit Accumulated during Development Stage	(2,050,874)	(1,922,375)

Total Stockholders' Equity	(574,338)	(570,067)

Total Liabilities and Stockholders' Equity	$50,157	$48,156

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statements of Operations

			November 26,
	Three Months Ended		2002 (Inception)
	September 30,		to September 30,
	2008	2007	2008

Income
Consulting Revenue	$36	$1,448	$279,792

Cost of Goods Sold	—	464	467

Gross Profit	36	984	279,325

Operating Expenses
General and Administrative	99,890	163,659	1,458,474
Advertising	9,390	—	106,636
Consulting and Professional Fees	18,867	51,938	522,330
Depreciation	388	385	6,129

Total Expenses	128,535	215,982	2,093,569

Net Loss from Operations	(128,499)	(214,998)	(1,814,244)

Other Expenses
Embedded Derivative Costs	—	—	(236,630)

Net Loss	$(128,499)	$(214,998)	$(2,050,874)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.01)

Weighted Average
Number of Shares	26,030,027	16,045,334

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity

From November 26, 2002 (Inception) to September 30, 2008

						(Deficit)
						Accumulated
					Subscriptions	during	Total
	Common Stock			Paid in	and Options	Development	Equity/
	Shares		Amount	Capital	Receivable	Stage	(Deficit)

Common Shares issued to Founders
for Services	13,000,000		$1,300	$—	$—	$—	$1,300

Common Shares issued for Cash
between 6-Jan-03 and 16-Jan-03	250,000		25	9,975			10,000
between 17-Jan-03 and1-May-03	553,334		55	82,945			83,000
on 4-Mar-03	100,000		10	9,990			10,000

Net (Loss)						(90,278)	(90,278)

Balance, June 30, 2003	13,903,334		1,390	102,910	—	(90,278)	14,022

Common Shares issued for Cash
between 30-Dec-03 and 5-Apr-04	92,000		9	22,991			23,000
Common Shares issued for Services
on 2-Jan-04	493,000		49	123,201			123,250

Net (Loss)						(225,883)	(225,883)

Balance, June 30, 2004	14,488,334		1,448	249,102	—	(316,161)	(65,611)

Common Shares issued for Cash
on 2-Aug-04	100,000		10	24,990			25,000
on 20-Aug-04	8,000		1	1,999			2,000
Common Shares issued for Cash
between 18-Nov-04 to 31-Dec 04	1,364,000		137	77,363			77,500

Net (Loss)						(9,547)	(9,547)

Balance, June 30, 2005	15,960,334	—	1,596	353,454	—	(325,708)	29,342

Cash for Stock Subscriptions					75,000		75,000
Common Shares issued for Cash
on 23-Aug-05	10,000		1	2,499			2,500
Common Shares issued for Service
on 15-Sep-05	75,000		8	18,742			18,750

Net (Loss)						(104,884)	(104,884)

Balance, June 30, 2006	16,045,334		1,605	374,695	75,000	(430,592)	20,708

Cash for Stock Subscriptions
on 10-Aug-06					25,000		25,000
Common Shares issued for Service
on 21-Aug-2006	100,000		10	24,990			25,000
Cash for Stock Subscriptions
on 02-Nov-06					50,000		50,000
Common Shares issued for Cash
on 19-Jan-2007	40,000		4	9,996			10,000
Common Shares issued for Cash
on 12-Feb-2007	180,000		18	44,982			45,000
Common Shares issued for Consulting
services on 20-Feb-2007	300,000		30	74,970			75,000
Common Shares issued for Service
on 13-Mar-2007	10,000		1	2,499			2,500
Common Shares issued on prepaid
subscriptions on 04-Apr-2007	250,000		25	24,975	(25,000)		—
Common Shares issued for Service
on 10-May-2007	10,000		1	2,499			2,500
Common Shares issued in payment
of Interest on 14-Jun-2007	187,500		19	46,856			46,875
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	300,000		30	24,970	(25,000)		—
Common Shares issued on prepaid
subscriptions on 27-Jun-2007	1,000,000		100	99,900	(100,000)		—
Imbedded derivative costs for issue
of stock warrants				53,843			53,843

Net (Loss)						(677,372)	(677,372)

Balance, June 30, 2007	18,422,834	—	1,843	785,175	—	(1,107,964)	(320,946)

Common Shares issued for Service
on 15-Aug-2007	100,000		10	24,990			25,000
Common Shares issued for Service
on 24-Sep-07	200,000		20	33,980			34,000
Common Shares issued for acquisition
of publication rights	500,000		50	24,950			25,000
Common Shares issued for Debt
Conversion on 1-Apr-08	833,350		83	16,584			16,667
Common Shares issued for Service
on 1-Apr-08	250,000		25	24,975			25,000
Common Shares issued for Service
on 1-Apr-08	450,000		45	26,955			27,000
Common Shares issued for Service
on 1-Apr-08	150,000		15	2,235			2,250
Common Shares issued for Service
on 1-Apr-08	250,000		25	49,975			50,000
Prepaid Expense-Stock Related				(50,000)			(50,000)
Common Shares issued for Service
on 1-Apr-08	250,000		25	24,975			25,000
Common Shares issued for Service
on 17-Apr-08	500,000		50	54,950			55,000
Common Shares issued for Service
on 21-Apr-08	27,828		3	1,806			1,809
Common Shares issued for Service
on 21-Apr-08	500,000		50	59,950			60,000
Common Shares issued for Cash
on 30-Apr-08	416,667		42	24,958			25,000
Common Shares issued for Service
Loan on 3-Jun-08	50,000		5	7,995			8,000
Common Shares issued for Service
on 17-Jun-08	225,000		22	22,478			22,500
Common Shares issued in Exercise
of Warrants on 27-Jun-08	200,000		20	29,980			30,000
Common Shares issued for Prepaid
Expenses on 30-Jun-08	400,000		40	59,960			60,000
Prepaid Expense-Stock Related				(60,000)			(60,000)
Common Shares issued for Debt
Conversion on 30-Jun-08	2,000,000		200	39,800			40,000
Embedded Interest Expense for
Convertible Debt				80,625			80,625
Embedded derivative costs for issue
Convertible Debt				28,836			28,836
Outstanding Options					25,000		25,000
Amortization of Prepaid Expense -
Stock Related				8,603			8,603

Net (Loss)						(814,411)	(814,411)

Balance, June 30, 2008	25,725,679	$—	2,573	1,324,735	25,000	(1,922,375)	(570,067)

Common Shares issued for Cash
on 2-Sep-08	1,000,000		100	49,900			50,000
Contributed Captial				74,228			74,228

Net (Loss)						(128,499)	(128,499)

Balance, June 30, 2008	26,725,679	$—	$2,673	$1,448,863	$25,000	$(2,050,874)	$(574,338)

The accompanying notes are an integral part of these statements

The Small Business Company
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 26,
	Three Months Ended		2002 (Inception)
	September 30,		to September 30,
	2008	2007	2008
Operating activities
Net (Loss)	$(128,499)	$(214,998)	$(2,050,874)
Adjustments to reconcile Net (Loss) to cash:
Common Stock issued for Services		59,000	533,859
Common Stock issued for Debt Conversion	—	—	133,542
Embedded Interest Expense for Debt	—	—	80,625
Embedded Derivative Warrant Issue Expense		11,803	53,843
Amortization of Prepaid Expense-Stock Related	—		8,603
Depreciation	388	385	5,746
Changes in Assets and Liabilities			—
(Increase)/decrease in Accounts Receivable	—	(2,146)	—
(Increase)/decrease in Inventory	—	—	(17)
(Increase)/decrease in Security Deposits	—	—	(299)
Increase/(decrease) in Accounts Payable	(12,587)	(15,779)	29,147
Net cash (used) by operating activities	(140,698)	(161,735)	(1,205,825)

Investment activities
Purchase of Equipment	—	—	(7,846)
Net cash provided by investment activities	—	—	(7,846)

Financing activities
Proceeds from Notes Payable	(28,961)	(17,663)	193,734
Proceeds from Short Term Notes	47,820	13,498	130,450
Proceeds from Convertible Debentures	—	150,000	300,000
Proceeds from Subscriptions Receivable	—	—	25,000
Contributed Capital	74,228	—	74,228
Proceeds from sale of Common Stock	50,000	—	513,000
Net cash provided by financing activities	143,087	145,835	1,236,412

Net (decrease) in cash	2,389	(15,900)	22,741
Cash and equivalents - beginning	20,352	16,347	—
Cash and equivalents - ending	$22,741	$447	$22,741

Cash Paid For:
Interest	$6,826	$7,115	$189,613
Income Taxes	$—	$—	$—

Non-cash Activities:
Common Stock issued for Assets	$—	$—	$25,000
Common Stock issued for Services	$—	$59,000	$533,859
Common Stock issued for Debt Conversion	$—	$—	$133,542
Common Stock issued for Prepaid Expense	$—	$—	$110,000
Imbedded Derivative Warrant Issue Expense	$—	$11,803	$134,468

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2008 and 2007)

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

Advertising Costs

Advertising Costs are expensed as incurred.

September 30,	2008	2007
Advertising Costs	$9,390	$0.00

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

	September 30, 2008	June 30 2008
Equipment	$7,846	$7,846
Less Accumulated Depreciation	(5,746)	(5,358)
Equipment, net	$2,100	$2,488

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has incurred net losses $2,050,874 as of September 30, 2008. This condition creates an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has the following warrants outstanding as of September 30, 2008 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model.

Reconciliation of Warrant Activity:

Warrants
Warrants Outstanding
at June 30, 2006	200,000

Plus: Warrants Granted	1,350,000
Less: Warrants Exercised	—
Less: Warrants Expired	(92,000)

Warrants Outstanding
at June 30, 2007	1,458,000

Plus: Warrants Granted	1,950,000
Less: Warrants Exercised	(200,000)
Less: Warrants Expired	(808,000)

Warrants Outstanding
at June 30, 2008	2,400,000

Plus: Warrants Granted	1,000,000
Less: Warrants Exercised	—
Less: Warrants Expired	—

Warrants Outstanding
at September 30, 2008	3,400,000

Outstanding Warrants as of June 30, 2008:

Outstanding Warrants as of September 30, 2008

Issue	Expiration	Exercise	Share
Date	Date	Price	Warrants
11/1/2006	11/1/2009	$0.25	500,000
6/30/2007	6/30/2010	$0.20	150,000
7/21/2007	7/21/2012	$0.20	150,000
3/31/2008	3/31/2011	$0.15	800,000
4/17/2008	4/17/2011	$0.30	250,000
4/21/2008	4/21/2011	$0.30	250,000
5/28/2008	5/28/2011	$0.10	300,000
9/2/2008	9/2/2011	$0.10	1,000,000
Total			3,400,000

Black Sholes Variables:

	During	During
Black Sholes	Year Ended	Year Ended
Variables	30-Jun-2007	30-Jun-2008

Exercise Price	$0.075 -$ 0.25	$0.20 -$ 0.25
Risk Free Rate	3.72% - 4.95%	1.33% - 4.9%
Strike Price	$0.18 - $0.23	$0.09 -$ 0.20
Volatility	111.331896% - 126.713325%	111.331896% - 441.4%

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Small Business Company, Inc. (“Company”) was incorporated in Delaware on November 26, 2002. The Company, based in San Diego, California, develops packages and markets business improvement solutions for small business owners. The Company began business as Optibiz, LLC, a California limited liability company and then converted to a Delaware corporation on November 26, 2002.

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

On September 2, 2008 the Company issued 1,000,000 common shares and 1,000,000 three year warrants exercisable at $0.10 per share at $0.05 per share for $50,000 cash.

Prepaid Expense - Stock Related

On April 1, 2008 the Company issued 250,000 S-8 registered common shares at $0.20 per share for prepaid legal services and on June 30, 2008 the Company issued 400,000 S-8 registered common shares for prepaid advertising valued at $60,000. The Company has amortized amounts expenses in the current period.

	Sept 30,	Sept 30,
	2008	2007
Prepaid Legal	$50,000	$—
Prepaid Advertising	60,000	—

Subtotal	110,000	—

Less:
Amortization	8,603	—

Net Prepaid Expense Stock Related	$101,397	$—

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $451,192, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the estimated NOL through June 30, 2008 of $2,050,874. The total valuation allowance is a comparable $451,192.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the years ended June 30, 2007 and 2006.

June 30,	2008	2007
Deferred Tax Asset	$198,714	$149,022
Less: Valuation Allowance	(198,714)	(149,022)
Net Current Deferred Tax Asset	$0	$0

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$90,278	2023
2004	225,883	2024
2005	9,547	2025
2006	104,884	2026
2007	677,372	2027
2008	903,247	2028
Three Months FY 2009	128,499	2029
Total NOL	$2,050,874

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Adoption of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

Statement No. 141 (revised 2007) - Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination. The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 161 - Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Since our inception, we have:

•	Researched the market for small business solutions, identified unmet need in the market and created business model and plan.

•	Created the DARE Process.

•	Written and published four books

•	Test marketed the concept with additional consulting activities to the small business market.

•	Authored, developed, and created four CD-ROMs.

•	Built out two web sites.

•	Developed a framework for a proposed national network of small business coaches

•	Begun marketing activities to sell our books and CD-ROMs over the internet and on cable television.

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

At this time we do not foresee any expected purchase or sale of plant and significant equipment.

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

OUR MARKET

We have identified ten industry-specific markets for small businesses that we believe have need for our business consulting solutions:

•	Home-based businesses

•	Beauty salons/spas

•	Laundry services

•	Realtors

•	Child day care services

•	Retailers

•	Accounting services

•	Insurance agencies

•	Auto repair and maintenance

•	Food and beverage establishments

We have identified several markets for these businesses where specific business needs, rather than industries, need to be addressed:

•	Marketing

•	Planning

•	Financing

•	Starting a Business

•	Managing a Business

•	Manufacturing

•	Operation

•	Engineering

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

Advertising Costs

Advertising Costs are expensed as incurred.

September 30,	2008	2007
Advertising Costs	$9,390	$0.00

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
	September 30, 2008	June 30 2008
Equipment	$7,846	$7,846
Less Accumulated Depreciation	(5,746)	(5,358)

Equipment, net	$2,100	$2,488

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

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30, 2008 vs. Three months ended September 30, 2007.

Revenues: We had $36 in consulting revenues for the three months ended September 30, 2008 as compared to $1,448 in consulting revenues for the same period in 2007. Our history of producing limited revenues is due our initial focus on acquisition, research, development and beta testing of our products; secondly, to identifying and developing a marketing plan to sell our products and consulting services; and lastly implementing the marketing and advertising plan. In June of 2008 we began actively marketing our CD-ROMS and books over the internet via an e-commerce web site and “click-through” advertisements on search engines, and through thirty second television commercials on national cable television. These efforts, while continuous, are in the preliminary and formative stages, and as such, we believe that we will see returns on our marketing efforts in the next fiscal year, as we develop and expand our marketing and sales efforts. Additionally, we changed service providers for some of our internet advertising services in October, 2008, based upon what we perceived to be performance related issues with a vendor. We have since retained other internet advertising service providers.

Operating Expenses: Our operating expenses for the three months ended September 30, 2008 decreased by $87,447, to $128,535, from $215,982 for the comparable period in 2007. This decrease was due to completion of the acquisition, research and development and beta testing stages of our products, as well as the identification and deployment of our marketing plans. Other factors that increased operating expenses approximately for the same period in 2007 were associated with book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss decreased $86,499 to $128,499 for the three months ended September 30, 2008 as compared to a net loss of $214,998 for the comparable period in 2007.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The purpose of the Company’s establishment and maintenance of such controls is to identify material weaknesses that have more than a remote likelihood of leading to a material misstatement in the financial statements. While identifying control deficiencies and significant deficiencies represents an important component of management's assessment, the overall focus of internal control reporting is on those items that could result in material errors in the Company’s financial statements. As of the end of the period covered by this report, our chief executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, he concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Management is in the continuing process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls. These efforts include identifying and tasking available staff to better segregate duties; the review and consideration of more sophisticated software and other office procedures that would aid us in timely flagging potential material information that requires staff and management review and possible action prior to filing; and consideration of hiring additional staff geared towards review of our financial data and reporting. We continue to train to our existing staff in order to achieve reasonable assurance regarding the reliability of the financial statements

We also expect that through the natural learning process management will achieve efficiencies as they complete future assessments of internal control. For example, management's knowledge of the prior year's assessment results will impact its current year risk-based analysis of the significant accounts and the related required documentation and testing that may be necessary. Management may determine that certain controls require more extensive testing, while other controls require little testing in a given year. Additionally, in reaching its conclusion of reasonable assurance, management may find it appropriate to adjust the nature, extent and timing of testing from year to year - in some years delving deeply into selected internal control areas while performing less extensive testing in other areas and changing that focus from year to year and quarter to quarter.

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

 Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2008 the Company, without any general solicitation or advertising, issued to John Quackenbush 1,000,000 restricted common shares and 1,000,000 three-year warrants to purchase restricted securities exercisable at $0.10 per share at $0.05 per share for $50,000 cash. No underwriting, discounts or other commissions were involved in this transaction or payable as a result thereof. We relied upon Section 4(2) of the Securities Act, which exempts from registration "transactions by an issuer not involving any public offering."

The warrants are exercisable at any time during the three-year period beginning on September 2, 2008 and ending at 5:00 P.M. on September 2, 2011 by the warrant holder executing and delivering to the Company a formal written form entitled Notification of Election to Exercise Warrants.

The funds received by the Company are to be used for general working capital and do not reflect a material change in the use of proceeds described in our previous filings or prospectuses, or payments to any shareholder owning 10% or more of any class of equity securities or to any affiliate or control person of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Item No.	Description	Method of Filing

31.1	Certification of David Larson pursuant to Rule 13a-14(a).	Filed electronically herewith

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed electronically herewith

SIGNATURES

Dated: September 30, 2008

/s/ David Larson
David Larson, President, Chief Executive Officer, and Director