Form 10-Q
period 2008-12-31
SMALL BUSINESS CO
filed 2009-02-13
CIK 1285936

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52184

THE SMALL BUSINESS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	55-0808106
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

1380 Willow Street, San Diego, CA	92106
(Address of principal executive offices)	(zip code)

(619) 241-2844
(Registrant's telephone number, including area code)

674 Via de La Valle, Suite 226, Solana Beach, CA
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2008, 32,655,679 shares of our common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet

	December 31,	June 30,
	2008	2008

ASSETS

Current Assets
Cash	$4,467	$20,352
Inventory	17	17

Total Current Assets	4,484	20,369

Long-Term Assets
Publication Rights	25,000	25,000
Security Deposit	299	299
Property and Equipment, net	1,712	2,488

Total Long-Term Assets	27,011	27,787

Total Assets	$31,495	$48,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$26,719	$41,734

Total Current Liabilities	26,719	41,734

Long-Term Liabilities
Notes Payable	170,339	222,695
Related Party Loans	149,497	82,630
Convertible Debentures - Net	271,164	271,164

Total Long Term Liabilities	591,000	576,489

Total Liabilities	617,719	618,223

Stockholders' Equity
Common Stock, authorized 500,000,000shares, par value $0.0001, issued and outstanding on Dec 31, 2008 and June 30, 2008is 32,655,679 and 25,725,679 respectively	3,266	2,573

Additional Paid-in Capital	1,509,620	1,324,735
Outstanding Options	25,000	25,000
Deficit Accumulated during Development Stage	(2,124,110)	(1,922,375)

Total Stockholders' Equity	(586,224)	(570,067)

Total Liabilities and Stockholders' Equity	$31,495	$48,156

The accompanying notes are an integral part of these statements

Statement of Operations

	Three Months Ended		Six Months Ended		2002 (Inception)
	December 31,		December 31,		to December 31,
	2008	2007	2008	2007	2008

Income
Consulting Revenue	$2,127	$28	$2,163	$1,476	$281,919

Cost of Goods Sold	-	3	-	467	467

Gross Profit	2,127	25	2,163	1,009	281,452

Operating Expenses
General and Administrative	39,012	40,955	132,076	180,731	1,490,660
Advertising	30	-	9,420	4,965	106,666
Consulting and Professional Fees	23,808	13,127	42,675	65,065	546,138
Depreciation	388	385	776	770	6,517

Total Expenses	63,238	54,467	184,947	251,531	2,149,981

Net Loss from Operations	(61,111)	(54,442)	(182,784)	(250,522)	(1,868,529)

Other Expenses
Interest Expense	(12,125)	(10,969)	(18,951)	(29,887)	(201,738)
Embedded Derivative Costs	-	-	-	-	(53,843)

Net Loss before Income Tax	(73,236)	(65,411)	(201,735)	(280,409)	(2,124,110)

Provision for Income Tax	-	-	-	-	-

Net Income/(Loss)	$(73,236)	$(65,411)	$(201,735)	$(280,409)	$(2,124,110)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average
Number of Shares	26,710,896	18,604,356	26,710,896	18,604,356

The accompanying notes are an integral part of these statements

Statement of Cash Flows

					November 26,
	Three Months Ended		Six Months Ended		2002 (Inception)
	December 31,		December 31,		to December 31,
	2008	2007	2008	2007	2008
Operating activities
Net (Loss)	$(73,236)	$(65,411)	$(201,735)	$(280,409)	$(2,124,110)
Adjustments to reconcile Net (Loss) to cash:
Common Stock issued for Services	8,850	-	8,978	59,000	542,709
Common Stock issued for Debt Conversion	-	-	-	-	133,542
Embedded Interest Expense for Debt	-	-	-	-	80,625
Embedded Derivative Warrant Issue Expense	-	-	-	11,803	53,843
Amortization of Prepaid Expense-Stock Related	-		-		8,603
Depreciation	388	385	776	770	5,746
Changes in Assets and Liabilities					-
(Increase)/decrease in Accounts Receivable	-	-	-	(2,146)	-
(Increase)/decrease in Inventory	-	-	-	-	(17)
(Increase)/decrease in Security Deposits	-	-	-	-	(299)
Increase/(decrease) in Accounts Payable	(2,428)	13,797	(15,015)	(1,982)	26,719
Net cash (used) by operating activities	(66,426)	(51,229)	(206,996)	(212,964)	(1,272,639)

Investment activities
Purchase of Equipment	-	-	-	-	(7,846)
Net cash provided by investment activities	-	-	-	-	(7,846)

Financing activities
Proceeds from Notes Payable	29,105	28,708	144	11,045	222,839
Proceeds from Short Term Notes	19,047	29,151	66,867	42,649	149,497
Proceeds from Convertible Debentures	-	-	-	150,000	300,000
Proceeds from Subscriptions Receivable	-	-	-	-	25,000
Contributed Capital	-	-	74,100	-	74,228
Proceeds from sale of Common Stock	-	-	50,000	-	513,000
Net cash provided by financing activities	48,152	57,859	191,111	203,694	1,284,564

Net (decrease) in cash	(18,274)	6,630	(15,885)	(9,270)	4,079
Cash and equivalents - beginning	22,741	447	20,352	16,347	-
Cash and equivalents - ending	$4,467	$7,077	$4,467	$7,077	$4,079

Cash Paid For:
Interest	$12,125	$7,115	$18,951	$7,115	$201,738
Income Taxes	$-	$-	$-	$-	$-

Non-cash Activities:
Common Stock issued for Assets	$-	$-	$-	$-	$25,000
Common Stock issued for Services	$9,000	$59,000	$9,000	$59,000	$542,709
Common Stock issued for Debt Conversion	$52,500	$-	$52,500	$-	$186,042
Common Stock issued for Prepaid Expense	$-	$-	$-	$-	$110,000
Imbedded Derivative Warrant Issue Expense	$-	$11,803	$-	$11,803	$134,468

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(December 31, 2008 and June 30, 2008)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2007 audited financial statements. The results of operations for the period ended December 31, 2008 is not necessarily indicative of the operating results for the full year.

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3  GENERAL ORGANIZATION AND BUSINESS

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

NOTE 4.         SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

Advertising Costs
Advertising Costs are expensed as incurred.

December 31,	2008	2007
Advertising Costs	$9,420	$0.00

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

	December 31,	June 30
	2008	2008

Equipment	$7,846	$7,846
Less Accumulated Depreciation	(5,746)	(5,358)
Equipment, net	$1,712	$2,488

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

NOTE 5.         OPTIONS AND WARRANTS

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

The Company has the following warrants outstanding as of December 31, 2008 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model.

Reconciliation of Warrant Activity:

Warrants
Warrants Outstanding at June 30, 2006	200,000

Plus: Warrants Granted	1,350,000
Less: Warrants Exercised	-
Less: Warrants Expired	(92,000)

Warrants Outstanding at June 30, 2007	1,458,000

Plus: Warrants Granted	1,950,000
Less: Warrants Exercised	(200,000)
Less: Warrants Expired	(808,000)

Warrants Outstanding at June 30, 2008	2,400,000

Plus: Warrants Granted	1,060,000
Less: Warrants Exercised	-
Less: Warrants Expired	-

Warrants Outstanding at December 31, 2008	3,400,000

Outstanding Warrants as of December 31, 2008

Issue	Expiration	Exercise	Share
Date	Date	Price	Warrants
11/1/2006	11/1/2009	$0.25	500,000
6/30/2007	6/30/2010	$0.20	150,000
7/21/2007	7/21/2012	$0.20	150,000
3/31/2008	3/31/2011	$0.15	800,000
4/17/2008	4/17/2011	$0.30	250,000
4/21/2008	4/21/2011	$0.30	250,000
5/28/2008	5/28/2011	$0.10	300,000
9/2/2008	9/2/2011	$0.10	1,000,000
12/29/2008	12/29/2011	$0.50	60,000

	Total		3,460,000

Black Sholes Variables:

	During	During
Black Sholes	Year Ended	Year Ended
Variables	30-Jun-2007	30-Jun-2008

Exercise Price	$0.075 -$ 0.25	$0.20 -$ 0.25
Risk Free Rate	3.72% - 4.95%	1.33% - 4.9%
Strike Price	$0.18 - $0.23	$0.09 -$ 0.20
Volatility	111.331896% - 126.713325%	111.331896% - 441.4%

NOTE 6.          STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized 500,000,000 common shares with a $0.0001 par value.

During the six months ended December 31, 2008 the Company executed the following share transactions:

•	On August 25, 2008 the Company issued 50,000 common shares at .05 per share for $2,500 consulting services.

•	On September 2, 2008 the Company issued 1,000,000 common shares and 1,000,000 three year warrants exercisable at $0.10 per share at $0.05 per share for $50,000 cash.

•	On October 1, 2008 the Company issued 300,000 common shares at $0.03 per share for $9,000 consulting services.

•	On November 16, 2008 the Company issued to escrow 600,000 common shares as security for a $30,000 note.

•	On December 31, 2008 the Company authorized the issue of 5,250,000 common shares to convert $52,500 debt.

Prepaid Expense – Stock Related

On April 1, 2008 the Company issued 250,000 S-8 registered common shares at $0.20 per share for prepaid legal services and on June 30, 2008 the Company issued 400,000 S-8 registered common shares for prepaid advertising valued at $60,000. The Company has amortized amounts expenses in the current period.

	Dec 31,	Dec 31,
	2008	2007
Prepaid Legal	$50,000	$-
Prepaid Advertising	60,000	-

Subtotal	110,000	-

Less:
Amortization	9,747	-

Net Prepaid Expense Stock Related	$100,253	$-

NOTE 7.          NOTES PAYABLE

On November 16, 2008 the company executed a $30,000 note at 10% per annum secured by 600,000 common shares and due August 16, 2009. As incentive the company issued 60,000 three-year warrants exercisable at $0.50 per share.

On December 31, 2008 the Company authorized the issue of 5,250,000 common shares to convert $52,500 notes payable.

NOTE 8.          RELATED PARY LOANS

The Company President has paid expenses on behalf of the Company using nine different personal credit cards. These amounts are reported as Related Party Loans. The outstanding balance for the period ended December 31, 2008 is $149,497 and the year ended June 30, 2008 is $82,630.

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

Our principal executive offices are located at 1380 Willow Street, San Diego, California 92106. Our telephone number is (619) 241-2844, and our facsimile number is (619) 241-2847.

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

Since our inception, we have:

•	Researched the market for small business solutions, identified unmet need in the marketand created business model and plan.

•	Created the DARE Process.

•	Written and published four books

•	Test marketed the concept with additional consulting activities to the small businessmarket.

•	Authored, developed, and created four CD-ROMs.

•	Built out two web sites.

•	Developed a framework for a proposed national network of small business coaches

•	Begun marketing activities to sell our books and CD-ROMs over the internet and oncable television.

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

Books. We also sell our books that include forms, checklists and other tools for analyzing, realizing and evaluating the results. The books also encourage readers to visit our web site or phone a toll-free number to obtain CD-ROMs. We charge $14.95 plus shipping and handling for our books and offer a free 30-day trial.

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

• Insurance agencies

• Auto repair and maintenance

• Food and beverage establishments

We have identified several markets for these businesses where specific business needs, rather than industries, need to be addressed:

• Marketing

• Planning

• Financing

• Starting a Business

• Managing a Business

• Manufacturing

• Operation

• Engineering

MARKETING

We market our products through direct marketing initiatives, public relation campaigns, alliances with small business associations, and partnerships with key service providers to small businesses. Our direct marketing initiatives include TV commercials, opt-in mail, online, print and media. To date, we have produced two 30-second TV commercials that have been aired on nationwide cable television. However, due to lack of available financing, these TV commercials have not aired during this quarter. Upon successful acquisition of additional financing, we expect to resume the airing of these TV commercial spots in the near future. In June of 2008, we entered into contracts to provide for media placement services, “e-commerce” web site maintenance, and internet click-through advertising on web sites. Performance issues arose regarding the efficacy of the performance of the service providers, and we subsequently terminated those contracts and entered into other agreements with third party providers of those and similar services.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We have received copyright registration for The Best Small Business Book Ever Written (TX 5-915-046), DARE 2 Market Your Small Business (TXu1-290-967), DARE 2 Start Your Small Business (TXul-296-949) and DARE 2 Start Your Home Based Business (TXul-296-947). We have also applied for copyright registration for two additional books and have filed for a patent on our DARE Process. An Application for a Utility or Design Patent was filed for the DARE Process on July, 26, 2004. The U.S. Patent and Trademark Office confirmed receipt of the filing as Published Application Number 20050055234. We are awaiting confirmation of final patent approval for its four-step problem-solving process, which we anticipate we may receive in 2009, although the exact date is uncertain. We will rely on trade secret rights, confidentiality agreements and procedures and written arrangements to establish and protect our proprietary rights with respect to our publications. Despite our efforts, third parties could attempt to copy or otherwise obtain and make unauthorized use of our products or independently develop similar products.

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

EMPLOYEES

As of December 31, 2008, we have three employees, our CEO and COO and an office manager. We do not anticipate that any future employees will be covered by an ongoing collective bargaining agreement and that our relationship with our employees will be good. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

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

Advertising Costs

Advertising Costs are expensed as incurred.

December 31,	2008	2007

Advertising Costs	$9,420	$0.00

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

	December 31,	June 30
	2008	2008

Equipment	$7,846	$7,846
Less Accumulated Depreciation	(5,746)	(5,358)
Equipment, net	$1,712	$2,488

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

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Three months ended December 31, 2008 vs. Three months ended December 31, 2007.

Revenues: We had $2,127 in consulting revenues for the three months ended December 31, 2008 as compared to $28 in consulting revenues for the same period in 2007. Our history of producing limited revenues is due our initial focus on acquisition, research, development and beta testing of our products; secondly, to identifying and developing a marketing plan to sell our products and consulting services; and lastly implementing the marketing and advertising plan. In June of 2008 we began actively marketing our CD-ROMS and books over the internet via an e-commerce web site and “click-through” advertisements on search engines, and through thirty second television commercials on national cable television. These efforts, while continuous, are in the preliminary and formative stages, and as such, we believe that we will see returns on our marketing efforts in the next fiscal year, as we develop and expand our marketing and sales efforts. Additionally, we changed service providers for some of our internet advertising services in October, 2008, based upon what we perceived to be performance related issues with a vendor. We have since retained other internet advertising service providers.

Operating Expenses: Our operating expenses for the three months ended December 31, 2008 increased by $8,771, to $63,238, from $54,467 for the comparable period in 2007. This increase was due to completion of the acquisition, research and development and beta testing stages of our products, as well as the identification and deployment of our marketing plans. Other factors that increased operating expenses approximately for the same period in 2007 were associated with book design and printing and the re-engineering and production of our compact discs, the engineering of our data base and marketing costs related to production of two television commercials.

Net Loss: Due to the factors set forth above, our net loss increased $7,825 to $73,236 for the three months ended December 31, 2008 as compared to a net loss of $65,411 for the comparable period in 2007.

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

In any event, we will, consistent with Section 404 of the Sarbanes-Oxley Act of 2002, implement reasonable assurance, risk-based reviews of our internal financial reporting controls; evaluate internal control deficiencies; disclose material weaknesses; review information technology issues; and seek communications with auditors in order to periodically review our control procedures, and create new controls to address perceived material issues regarding financial reporting,PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2008 the Company issued 300,000 common shares at $0.03 per share for $9,000 consulting services.

On November 16, 2008 the Company, without any general solicitation or advertising, entered into a straight promissory note with Margaret Hansler. In exchange for thirty thousand dollars ($30,000.00), the Company agreed to repay to Ms. Hansler her thirty thousand dollar ($30,000.00) principal and ten percent (10%) annual interest by August 16, 2009. Further, in the event of the Company’s default repaying the note to Ms. Hansler, the Company and Ms. Hansler agreed that the debt and interest would be convertible into six hundred thousand (600,000) restricted common shares of the Company. As additional consideration for entering into the note, the Company issued to Margaret Hansler sixty thousand (60,000) three-year warrants, expiring on November 16, 2011, to purchase restricted securities exercisable at fifty cents ($0.50) per share. No underwriting, discounts or other commissions were involved in this transaction or payable as a result thereof. We relied upon Section 4(2) of the Securities Act, which exempts from registration "transactions by an issuer not involving any public offering."

The warrants are exercisable at any time during the three-year period beginning on November 16, 2008 and ending at 5:00 P.M. on November 16, 2011 by the warrant holder executing and delivering to the Company a formal written form entitled Notification of Election to Exercise Warrants.

The funds received by the Company were used for general working capital and do not reflect a material change in the use of proceeds described in our previous filings or prospectuses, or payments to any shareholder owning 10% or more of any class of equity securities or to any affiliate or control person of the Company.

On December 31, 2008 the Company authorized the issuance of 5,250,000 common shares to convert $52,500 debt on a note payable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As of February 9, 2009, the Company’s principal executive offices changed from 674 Via de La Valle, Suite 226, Solana Beach, CA, to 1380 Willow Street, San Diego, CA 92106.

Item 6. Exhibits

Item No.	Description	Method of Filing

31.1	Certification of David Larson pursuant to Rule 13a-14(a).	Filed electronically herewith

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.	Filed electronically herewith

SIGNATURES

Dated: December 31, 2008

/s/ David Larson

David Larson, President, Chief Executive Officer, and Director