Form 10-Q
period 2009-03-31
SMALL BUSINESS CO
filed 2009-06-09
CIK 1285936

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2009, 48,622,540 shares of our common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

The Small Business Company, Inc.
[A Development Stage Company]

Condensed Balance Sheet [Unaudited]
	March 31,	June 30,
	2009	2008

ASSETS

Current Assets
Cash	$2,433	$20,352
Inventory	17	17

Total Current Assets	2,450	20,369

Long-Term Assets
Publication Rights	25,000	25,000
Security Deposit	299	299
Property and Equipment, net	1,337	2,488

Total Long-Term Assets	26,636	27,787

Total Assets	$29,086	$48,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$18,816	$41,734

Total Current Liabilities	18,816	41,734

Long-Term Liabilities
Notes Payable	128,335	222,695
Credit Cards Payable	173,632	82,630
Convertible Debentures - Net	271,164	271,164

Total Long Term Liabilities	573,131	576,489

Total Liabilities	591,947	618,223

Stockholders' Equity
Common Stock, authorized 500,000,000
shares, par value $0.0001, issued and
outstanding on March 31, 2009 and June 30, 2008
is 48,622,540 and 25,725,679 respectively	4,863	2,573

Additional Paid-in Capital	1,689,335	1,324,735
Prepaid Expense - Stock Related	(97,500)	-
Outstanding Options	25,000	25,000
Deficit Accumulated during Development Stage	(2,184,559)	(1,922,375)

Total Stockholders' Equity	(562,861)	(570,067)

Total Liabilities and Stockholders' Equity	$29,086	$48,156

The accompanying notes are an integral part of these statements

					November 26,
	Three Months Ended		Nine Months Ended		2002 (Inception)
	March 31,		March 31,		to March 31,
	2009	2008	2009	2008	2009

Income
Consulting Revenue	$-	$-	$2,163	$1,476	$281,919

Cost of Goods Sold	-	-	-	467	467

Gross Profit	-	-	2,163	1,009	281,452

Operating Expenses
General and Administrative	24,773	48,094	156,849	228,825	1,515,433
Advertising	29	960	9,449	5,925	106,695
Consulting and Professional Fees	26,158	7,618	68,833	72,683	572,296
Depreciation	375	382	1,151	1,152	6,892

Total Expenses	51,335	57,054	236,282	308,585	2,201,316

Net Loss from Operations	(51,335)	(57,054)	(234,119)	(307,576)	(1,919,864)

Other Expenses
Interest Expense	(9,114)	(11,157)	(28,065)	(41,044)	(210,852)
Embedded Derivative Costs	-	-	-	-	(53,843)

Net Loss before Income Tax	(60,449)	(68,211)	(262,184)	(348,620)	(2,184,559)

Income Tax	-	-	-	-	-

Net Income/(Loss)	$(60,449)	$(68,211)	$(262,184)	$(348,620)	$(2,184,559)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average
Number of Shares	30,173,520	16,210,954	30,173,520	18,485,877

The accompanying notes are an integral part of these statements

Statement of Cash Flows

					November 26,
	Three Months Ended		Nine Months Ended		2002 (Inception)
	March 31,		March 31,		to March 31,
	2009	2008	2009	2008	2009
Operating activities
Net (Loss)	$(60,449)	$(68,211)	$(262,184)	$(348,620)	$(2,184,559)
Adjustments to reconcile Net (Loss) to cash:
Common Stock issued for Services	28,395	25,000	163,973	84,000	571,104
Common Stock issued for Debt Conversion	52,417	-	52,417	-	185,959
Embedded Interest Expense for Debt	-	-	-	-	80,625
Embedded Derivative Warrant Issue Expense	-	-	-	11,803	53,843
Amortization of Prepaid Expense-Stock Related	-		-	1,701	8,603
Depreciation	375	382	1,151	1,152	6,509
Changes in Assets and Liabilities					-
(Increase)/decrease in Accounts Receivable	-	1,146	-	-	-
(Increase)/decrease in Inventory	-	(1,143)	-	(1,143)	(17)
(Increase)/decrease in Security Deposits	-	2,701	-	-	(299)
Increase/(decrease) in Accounts Payable	(7,903)	(4,631)	(22,918)	(6,613)	18,816
Net cash (used) by operating activities	12,835	(44,756)	(67,561)	(257,720)	(1,259,416)

Investment activities
Purchase of Equipment	-	-	-	-	(7,846)
Net cash provided by investment activities	-	-	-	-	(7,846)

Financing activities
Proceeds from Notes Payable	(42,004)	38,400	(94,360)	49,445	180,835
Proceeds from Short Term Notes	24,135	11,063	91,002	53,712	173,632
Proceeds from Convertible Debentures	-	-	-	150,000	300,000
Proceeds from Subscriptions Receivable	-	-	-	-	25,000
Contributed Capital	-	-	-	-	74,228
Proceeds from sale of Common Stock	3,000	-	53,000	-	516,000
Net cash provided by financing activities	(14,869)	49,463	49,642	253,157	1,269,695

Net (decrease) in cash	(2,034)	4,707	(17,919)	(4,563)	2,433
Cash and equivalents - beginning	4,467	7,077	20,352	16,347	-
Cash and equivalents - ending	$2,433	$11,784	$2,433	$11,784	$2,433

Cash Paid For:
Interest	$9,114	$7,115	$28,065	$7,115	$210,852
Income Taxes	$-	$-	$-	$-	$-

Non-cash Activities:
Common Stock issued for Assets	$-	$-	$-	$59,000	$25,000
Common Stock issued for Services	$28,395	$25,000	$163,973	$25,000	$571,104
Common Stock issued for Debt Conversion	$-	$-	$-	$-	$185,959
Common Stock issued for Prepaid Expense	$37,500	$-	$-	$-	$97,500
Imbedded Derivative Warrant Issue Expense	$-	$-	$-	$11,803	$134,468

The accompanying notes are an integral part of these statements

The Small Business Company, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(March 31, 2009 and June 30, 2008)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 - GENERAL ORGANIZATION AND BUSINESS

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

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized 500,000,000 common shares with a $0.0001 par value.

During the nine months ended March 31, 2009 the Company executed the following share transactions:

•	On August 25, 2008 the Company issued 50,000 common shares at .05 per share for $2,500 consulting services.

•	On September 2, 2008 the Company issued 1,000,000 common shares and 1,000,000 three year warrants exercisable at $0.10 per share at $0.05 per share for $50,000 cash.

•	On October 1, 2008 the Company issued 300,000 common shares at $0.03 per share for $9,000 consulting services.

•	On November 16, 2008 the Company issued to escrow 600,000 common shares as security for a $30,000 note.

•	On December 31, 2008 the Company authorized the issue of 5,250,000 common shares to convert $52,500 debt.

•	During February 2009 the Company issued 7,550,000 common shares for $21,500 services; 1,250,000 shares for $37,500 prepaid legal services; and 6,208,885 shares to convert $50,209 debt.

•	During March 2009 the Company issued 300,000 common shares for $3,000 cash; 250,000 shares for $250 in services; and 407,976 shares to convert $2,208 debt.

Prepaid Expense – Stock Related

On June 30, 2008 the Company issued 400,000 S-8 registered common shares for prepaid advertising valued at $60,000 for which no amortization has yet taken place.  On February 9, 2009 the Company issued 1,250,000 common shares for $37,500 prepaid legal services.  The Company will amortize amounts as expensed.

March 31,
2009
Prepaid Legal	$37,500
Prepaid Advertising	60,000

Subtotal	97,500

Less:
Amortization	-

Net Prepaid Expense Stock Related	$97,500

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

EMPLOYEES

As of March 31, 2009, we have two employees, our CEO and COO. We do not anticipate that any future employees will be covered by an ongoing collective bargaining agreement and that our relationship with our employees will be good. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

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

Advertising Costs

Advertising Costs are expensed as incurred.

March 31	2009	2008

Advertising Costs	$29	$960

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

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2009 vs. Three months ended March 31, 2008.

Revenues: We had $0 in consulting revenues for the three months ended March 31, 2009 as compared to $0 in consulting revenues for the same period in 2008. Our history of producing limited revenues is due our initial focus on acquisition, research, development and beta testing of our products; secondly, to identifying and developing a marketing plan to sell our products and consulting services; and lastly implementing the marketing and advertising plan. In June of 2008 we began actively marketing our CD-ROMS and books over the internet via an e-commerce web site and “click-through” advertisements on search engines, and through thirty second television commercials on national cable television. These efforts, while continuous, are in the preliminary and formative stages, and as such, we believe that we will see returns on our marketing efforts in the next fiscal year, as we develop and expand our marketing and sales efforts. Additionally, we changed service providers for some of our internet advertising services in October, 2008, based upon what we perceived to be performance related issues with a vendor. We have since retained other internet advertising service providers.

Operating Expenses: Our operating expenses for the three months ended March 31, 2009 decreased by $5,719, to $51,335, from $57,054 for the comparable period in 2008. This decrease was due to the reduction of our office and administrative staff and would have been reduced further had our consulting and professional fees not increased $18,540 to $26,158 from $7,618 for the same period in 2008.

Net Loss: Due to the factors set forth above, our net loss decreased $7,762 to $60,449 for the three months ended March 31, 2009 as compared to a net loss of $68,211 for the comparable period in 2008.

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

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The purpose of the Company’s establishment and maintenance of such controls is to identify material weaknesses that have more than a remote likelihood of leading to a material misstatement in the financial statements. While identifying control deficiencies and significant deficiencies represents an important component of management's assessment, the overall focus of internal control reporting is on those items that could result in material errors in the Company’s financial statements. As of the end of the period covered by this report, our chief executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, he concluded that our disclosure controls and procedures are ineffective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Management is in the continuing process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls. These efforts include identifying and tasking available staff to better segregate duties; the review and consideration of more sophisticated software and other office procedures that would aid us in timely flagging potential material information that requires staff and management review and possible action prior to filing; and consideration of hiring additional staff geared towards review of our financial data and reporting. We continue to train to our existing staff in order to achieve reasonable assurance regarding the reliability of the financial statements

We also expect that through the natural learning process management will achieve efficiencies as they complete future assessments of internal control. For example, management's knowledge of the prior year's assessment results will impact its current year risk-based analysis of the significant accounts and the related required documentation and testing that may be necessary. Management may determine that certain controls require more extensive testing, while other controls require little testing in a given year. Additionally, in reaching its conclusion of reasonable assurance, management may find it appropriate to adjust the nature, extent and timing of testing from year to year - in some years delving deeply into selected internal control areas while performing less extensive testing in other areas and changing that focus from year to year and quarter to quarter.

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

 Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2009 the Company executed the following share transactions:

•	On August 25, 2008 the Company issued 50,000 common shares at .05 per share for $2,500 consulting services.

•	On September 2, 2008 the Company issued 1,000,000 common shares and 1,000,000 three year warrants exercisable at $0.10 per share at $0.05 per share for $50,000 cash.

•	On October 1, 2008 the Company issued 300,000 common shares at $0.03 per share for $9,000 consulting services.

•	On November 16, 2008 the Company issued to escrow 600,000 common shares as security for a $30,000 note.

•	On December 31, 2008 the Company authorized the issue of 5,250,000 common shares to convert $52,500 debt.

•	During February 2009 the Company issued 7,550,000 common shares for $21,500 services; 1,250,000 shares for $37,500 prepaid legal services; and 6,208,885 shares to convert $50,209 debt.

•	During March 2009 the Company issued 300,000 common shares for $3,000 cash; 250,000 shares for $250 in services; and 407,976 shares to convert $2,208 debt.

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

SIGNATURES

Dated: March 31, 2009

/s/ David Larson

David Larson, President, Chief Executive Officer, and Director